Form 10-Q
period 1996-03-31
SIERRA PACIFIC DEVELOPMENT FUND III
filed 1996-05-15
CIK 747680

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                                              March 31, 1996
                      ----------------------------------------------------------
Commission file number                                            0-14276
                       --------------------------------------------------------




                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)


          State of California                               33-0043953
- ---------------------------------------------       ---------------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
                 organization)                        Identification Number)


             5850 San Felipe, Suite 500
                   Houston, Texas                                       77057
- ------------------------------------------------------               -----------
      (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number,
including area code:                                           (713) 706-6271
                               -------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:
                                                                            PAGE
                                                                          NUMBER
Consolidated Balance Sheets - March 31, 1996 and December 31, 1995 .........   4

Consolidated Statements of Operations -
For the Three Months Ended March 31, 1996 and 1995 .........................   5

Consolidated Statements of Changes in Partners' Equity -
From June 5, 1984 (inception of the Partnership) to
December 31, 1995 and For the Three Months Ended March 31, 1996 ............   6

Consolidated Statements of Cash Flows - For the Three Months Ended
March 31, 1996 and 1995 ....................................................   7

Notes to Consolidated Financial Statements .................................   8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

(a) OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 61.43% interest in the Sierra Vista Partnership which operates the Sierra Vista property. In addition, the Partnership holds a 24.94% interest in Sorrento I Partners ("SIP"), which operates the Sierra Sorrento I property.

The Partnership's financial position at March 31, 1996 remained relatively unchanged from December 31, 1995 and the comments relating to the Partnership's liquidity and capital resources in its 1995 annual report continue to apply.

(b) RESULTS OF OPERATIONS

Revenues decreased by $32,000, or 17%, principally as a result of a reduction in rent rates on new leases. This decrease in effective rental rates is primarily caused by early move in provisions given to new tenants as an incentive to enter into new leases. Operating expenses decreased by $10,000, or 9%, primarily due to lower administrative costs and other expense cutting measures implemented by management.

Interest expense decreased $31,000, or 31%, due to the restructuring of the note in August 1995. The annual interest rate on the note was reduced from 3% above Bank of America's prime rate to a fixed rate of 8% retroactive to June 1995.

The Partnership's share of loss from investment in SIP decreased by $37,000, or 50%, due to a decrease in the Partnership's ownership percentage from 41.41% during 1995 to 24.94% during 1996. This decrease was the result of additional contributions to SIP by Sierra Mira Mesa Partners ("SMMP") during the past year.

(c) LIQUIDITY AND CAPITAL RESOURCES

The Partnership used cash of $92,000 in operating activities during the quarter ended March 31, 1996. Cash of $239,000 was received from SMMP during the quarter. As of March 31, 1996, the Partnership is in an illiquid position. Total unrestricted cash and billed receivables amount to $38,000 compared to $122,000 of accrued and other liabilities. Significant capital expenditures will be required in 1996 for tenant improvements and leasing commissions for the Sierra Vista property as the Partnership attempts to increase occupancy. The source of these funds will be net cash flow from operation of the property and advances from SMMP.

Sierra Vista Partners was formed, in part, to provide the Property with a source of cash for tenant improvements and leasing commissions. As required, the Partnership's joint venture partner (SMMP) either advances or contributes cash to meet the Partnership's requirements. SMMP has adequate resources to make the necessary advances during the foreseeable future.

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995




                                                     March 31,      December 31,
                                                      1996                1995
                                                    ----------        ----------
ASSETS

Cash and cash equivalents ..................        $    8,107        $   16,171
Restricted certificate of
deposit ....................................            92,782            92,782
Receivables:
    Unbilled rent ..........................            65,577            59,150
    Billed rent ............................            30,155            24,654
Income-producing property -
net of
  accumulated depreciation
and valuation
  allowance of $4,056,309 and
$3,944,100,
  respectively .............................         5,743,057         5,700,014
Other assets ...............................           153,134           167,196
                                                    ----------        ----------

Total Assets ...............................        $6,092,812        $6,059,967
                                                    ==========        ==========

LIABILITIES AND PARTNERS' EQUITY
Accrued and other liabilities ..............        $  122,256        $  172,263
Note payable ...............................         3,410,795         3,410,795
Investment in unconsolidated
  joint venture ............................           791,550           755,546
                                                    ----------        ----------

Total Liabilities ..........................         4,324,601         4,338,604
                                                    ----------        ----------

Minority interest in
consolidated
   joint venture ...........................         1,450,082         1,271,308
                                                    ----------        ----------

Partners' equity :
  General Partner ..........................                 0                 0
  Limited Partners:
    60,000 units authorized,
    36,521 issued and
       outstanding .........................           318,129           450,055
                                                    ----------        ----------

Total Partners' equity .....................           318,129           450,055
                                                    ----------        ----------

Total Liabilities and
Partners'  equity ..........................        $6,092,812        $6,059,967
                                                    ==========        ==========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC DEVELOPMENT FUND III
                            (A LIMITED PARTNERSHIP)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995





                                                       1996              1995
                                                    ---------         ---------
REVENUES:
  Rental income ............................        $ 149,754         $ 181,509
                                                    ---------         ---------

                Total Revenues .............          149,754           181,509
                                                    ---------         ---------

EXPENSES:
    Operating expenses .....................          104,276           114,169
    Depreciation and
amortization ...............................          133,410           116,523
    Interest ...............................           68,216            99,474
                                                    ---------         ---------

      Total costs and expenses .............          305,902           330,166
                                                    ---------         ---------

LOSS BEFORE PARTNERSHIP'S SHARE
   OF UNCONSOLIDATED JOINT
VENTURE LOSS ...............................         (156,148)         (148,657)
                                                    ---------         ---------

PARTNERSHIP'S SHARE OF
UNCONSOLIDATED
   JOINT VENTURE LOSS ......................          (36,004)          (73,291)
                                                    ---------         ---------

LOSS BEFORE MINORITY
INTEREST'S SHARE
  OF CONSOLIDATED JOINT
VENTURE LOSS ...............................         (192,152)         (221,948)
                                                    ---------         ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE
LOSS .......................................           60,226            36,748
                                                    ---------         ---------

NET LOSS ...................................        $(131,926)        $(185,200)
                                                    =========         =========

Net loss per limited
partnership unit ...........................        $   (3.61)        $   (5.07)
                                                    =========         =========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                            (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
       FROM JUNE 5, 1984 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1995
                 AND FOR THE THREE MONTHS ENDED MARCH 31, 1996





                                                                     Limited Partners                                       Total
                                                             ------------------------------------      General             Partners'
                                                              Per Unit            Total                Partner              Equity
                                                             ----------------    ----------------     -----------------    ---------
Proceeds from sale of
  partnership units ...............................          $   250.00        $ 9,222,500               --             $ 9,222,500
Underwriting commissions
  and other organization
expenses ..........................................              (37.00)        (1,364,985)              --              (1,364,985)
Repurchase of 369 partnership
units .............................................               (0.18)           (85,005)              --                 (85,005)
Cumulative net income (loss)
  (to December 31, 1995) ..........................             (189.31)        (6,913,608)          $ 21,522            (6,892,086)
Cumulative distributions
  from operations
  (to December 31, 1995) ..........................              (11.19)          (408,847)           (21,522)             (430,369)
                                                             ----------        -----------           --------           -----------

Partners' equity - January 1, 1996 ................               12.32            450,055                  0               450,055
Net loss ..........................................               (3.61)          (131,926)              --                (131,926)
                                                             ----------        -----------           --------           -----------

Partners' equity -March 31, 1996 ..................          $     8.71        $   318,129           $      0           $   318,129
                                                             ==========        ===========           ========           ===========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                      SIERRA PACIFIC DEVELOPMENT FUND III
                            (A LIMITED PARTNERSHIP)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995




                                                       1996              1995
                                                    ----------        ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net loss .................................        $(131,926)        $(185,200)
  Adjustments to reconcile
net loss
  to cash used in operating
activities:
    Depreciation and
amortization ...............................          133,410           116,523
    Partnership's share of
unconsolidated
      joint venture loss ...................           36,004            73,291
    Minority interest in
consolidated
      joint venture loss ...................          (60,226)          (36,748)
    Increase in rent
receivable .................................          (11,928)           (3,475)
    Increase in other assets ...............           (7,140)          (42,437)
    (Decrease) increase in
accrued and other liabilities ..............          (50,007)           15,270
                                                    ---------         ---------

    Net cash used in
operating activities .......................          (91,813)          (62,776)
                                                    ---------         ---------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Payments for property
additions ..................................         (155,251)           (4,326)
                                                    ---------         ---------

  Net cash used in investing
activities .................................         (155,251)           (4,326)
                                                    ---------         ---------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Contributions from minority
investor ...................................          239,000            90,000
                                                    ---------         ---------

      Net cash provided by
financing activities .......................          239,000            90,000
                                                    ---------         ---------

NET (DECREASE) INCREASE IN
   CASH AND CASH EQUIVALENTS ...............           (8,064)           22,898

CASH AND CASH EQUIVALENTS
   Beginning of period .....................           16,171             4,126
                                                    ---------         ---------

CASH AND CASH EQUIVALENTS
   End of period ...........................        $   8,107         $  27,024
                                                    =========         =========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW
  INFORMATION:
  Cash paid during the period
for interest ...............................        $  60,000         $  95,100
                                                    =========         =========


                                   UNAUDITED
                             SEE ACCOMPANYING NOTES
                                       7


                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ------------------------------------------------------------------------

1. BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture at March 31, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1996 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1995.

2. RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of S-P Properties, Inc., the General Partner of the Partnership, was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the three months ended March 31, 1996 and 1995 are affiliate transactions as follows:

                                                           March 31
                                             --------------------------------
                                                  1996            1995
                                             --------------- ----------------
  Management fees                                  $  8,120     $          0
  Administrative fees                              $ 11,783     $          0
  Leasing fees                                     $ 33,573     $          0

                                   UNAUDITED

                                       9

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page two

3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sorrento I Partners ("SIP") was formed on April 1, 1993 between the Partnership and Sierra Mira Mesa Partners, an affiliate, to develop and operate the real property known as Sierra Sorrento I (the "Property"), an industrial building located in San Diego, California. At March 31, 1996, the Partnership has a 24.94% equity interest with its contribution of Sierra Sorrento I and the related debt. This investment is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

Summarized income statement information for SIP for the three months ended March 31, 1996 and 1995 follows:

                                                        March 31
                                            --------------------------------
                                                 1996            1995
                                            --------------- ----------------
 Rental income                                    $      0         $      0
 Operating expenses                               $ 35,031         $ 68,122
 Net loss                                         $144,364         $176,989




4. PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 36,521.


                           PART II - OTHER INFORMATION

ITEM  6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

   Exhibit
   Number          Description of Exhibit
- --------------     ------------------------------------------
           27      Financial Data Schedule

(b)      Reports on Form 8-K

         None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.



                                       SIERRA PACIFIC DEVELOPMENT FUND III
                                       a Limited Partnership
                                       S-P PROPERTIES, INC.
                                       General Partner


Date:  MAY 13, 1996                    /S/ THOMAS N. THURBER
                                       Thomas N. Thurber
                                       President and Director

Date:  MAY 13, 1996                    /S/ MICHELE E. JOHNSON
                                       Michele E. Johnson
                                       Chief Accounting Officer