Form 10-Q
period 1996-06-30
SIERRA PACIFIC DEVELOPMENT FUND III
filed 1996-08-14
CIK 747680

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                                  June 30, 1996
Commission file number                             0-14276

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)


        State of California                       33-0043953
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)            Identification Number)

        5850 San Felipe, Suite 500
              Houston, Texas                         77057
 (Address of principal executive offices)          (Zip Code)


Registrant's telephone number,
including area code:                                     (713) 706-6271


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [ ].

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                     Page number

Consolidated Balance Sheets - June 30, 1996 and December 31, 1995         4

Consolidated Statements of Operations - For the Six Months
Ended June 30, 1996 and 1995 and the Three Months Ended
June 30, 1996 and 1995                                                    5

Consolidated Statements of Changes in Partners' Equity -
From June 5, 1984 (inception of the Partnership) to
December 31, 1995 and For the Six Months Ended June 30, 1996              6

Consolidated Statements of Cash Flows - For the Six Months Ended
June 30, 1996 and 1995                                                    7

Notes to Consolidated Financial Statements                                8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

(a)  OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 62.26% interest in the Sierra Vista Partnership which operates the Sierra Vista property. In addition, the Partnership holds a 24.94% interest in Sorrento I Partners ("SIP"), which operates the Sierra Sorrento I property.

                                       2

(b)  RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1996 increased by $28,000, or 17%, when compared to the corresponding period in the prior year, principally as a result of the billing of common area maintenance fees in May 1996. These fees were billed in the first quarter of 1995 but not billed until the second quarter in 1996. An increase in occupancy has been offset by a reduction in rental rates on new leases, causing revenues for the six month period to remain relatively unchanged. Operating expenses decreased by $21,000, or 8%, primarily due to lower administrative costs and other expense cutting measures implemented by management.

Interest expense decreased $65,000, or 32%, due to the restructuring of the note in August 1995. The annual interest rate on the note was reduced from 3% above Bank of America's prime rate to a fixed rate of 8% retroactive to June 1995.

The Partnership's share of income (loss) from investment in SIP was $239,000 for the six months ended June 30, 1996 compared to ($144,000) for the corresponding period in the prior year due to SIP's exercise of a discounted payoff option in May 1996. SIP recorded an extraordinary gain of $1,200,000 in connection with this transaction.

(c)  LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Partnership is in an illiquid position. Total unrestricted cash and billed receivables amount to $64,000 compared to $287,000 of accrued and other liabilities. Significant capital expenditures will be required in 1996 for tenant improvements and leasing commissions for the Sierra Vista property as the Partnership attempts to increase occupancy. The source of these funds will be net cash flow from operation of the property and advances from Sierra Mira Mesa Partners ("SMMP").

Sierra Vista Partners was formed, in part, to provide the Property with a source of cash for tenant improvements and leasing commissions. As required, the Partnership's joint venture partner (SMMP) either advances or contributes cash to meet the Partnership's requirements. SMMP has adequate resources to make the necessary advances during the foreseeable future.

                                       3

                      SIERRA PACIFIC DEVELOPMENT FUND III
                            (A LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                              June 30,    December 31,
                                                1996         1995
                                             ----------   ----------
ASSETS
Cash and cash equivalents ................   $   28,565   $   16,171
Restricted certificate of deposit ........       93,420       92,782
Receivables:
    Unbilled rent ........................       87,893       59,150
    Billed rent ..........................       35,132       24,654
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $4,167,231 and $3,944,100,
  respectively ...........................    5,715,464    5,700,014
Other assets .............................      142,603      167,196
                                             ----------   ----------
Total Assets .............................   $6,103,077   $6,059,967
                                             ==========   ==========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ............   $  286,788   $  172,263
Note payable .............................    3,410,795    3,410,795
Investment in unconsolidated
  joint venture ..........................      516,300      755,546
                                             ----------   ----------
Total Liabilities ........................    4,213,883    4,338,604
                                             ----------   ----------
Minority interest in consolidated
   joint venture .........................    1,393,158    1,271,308
                                             ----------   ----------
Partners' equity :
  General Partner ........................            0            0
  Limited Partners:
     60,000 units authorized,
     36,521 issued and
       outstanding .......................      496,036      450,055
                                             ----------   ----------
Total Partners' equity ...................      496,036      450,055
                                             ----------   ----------
Total Liabilities and Partners'  equity ..   $6,103,077   $6,059,967
                                             ==========   ==========

                                   Unaudited
                             See Accompanying Notes

                                       4

                       SIERRA PACIFIC DEVELOPMENT FUND III
                            (A LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
              AND FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                    Six Months Ended         Three Months Ended
                                                        June 30,                  June 30,
                                                 ----------------------    ----------------------
                                                   1996         1995         1996         1995
                                                 ---------    ---------    ---------    ---------
REVENUES:
  Rental income ..............................   $ 343,209    $ 347,235    $ 193,455    $ 165,726
                                                 ---------    ---------    ---------    ---------
             Total Revenues ..................     343,209      347,235      193,455      165,726
                                                 ---------    ---------    ---------    ---------
EXPENSES:
    Operating expenses .......................     250,274      271,337      145,998      157,168
    Depreciation and amortization ............     266,918      231,159      133,508      131,685
    Interest .................................     136,432      201,105       68,216       84,582
                                                 ---------    ---------    ---------    ---------
Total costs and expenses .....................     653,624      703,601      347,722      373,435
                                                 ---------    ---------    ---------    ---------
LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE
   INCOME (LOSS) .............................    (310,415)    (356,366)    (154,267)    (207,709)
                                                 ---------    ---------    ---------    ---------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSS) ...............     239,246     (143,753)     275,250      (70,462)
                                                 ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   LOSS ......................................     (71,169)    (500,119)     120,983     (278,171)
                                                 ---------    ---------    ---------    ---------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ............     117,150       88,094       56,924       51,346
                                                 ---------    ---------    ---------    ---------
NET INCOME (LOSS) ............................   $  45,981    $(412,025)   $ 177,907    $(226,825)
                                                 =========    =========    =========    =========
Net income (loss) per limited partnership unit   $    1.26    $  (11.28)   $    4.87    $   (6.21)
                                                 =========    =========    =========    =========

                                   Unaudited
                             See Accompanying Notes
                                        5

                      SIERRA PACIFIC DEVELOPMENT FUND III
                            (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        FROM JUNE 5, 1984 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1995
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                            Limited Partners                          Total
                                        ------------------------      General        Partners'
                                         Per Unit       Total         Partner         Equity
                                        ----------   -----------      --------      -----------
Proceeds from sale of
  partnership units ...............     $   250.00   $ 9,222,500          --        $ 9,222,500
Underwriting commissions
  and other organization expenses .         (37.00)   (1,364,985)         --         (1,364,985)
Repurchase of 369 partnership units          (0.18)      (85,005)         --            (85,005)
Cumulative net income (loss)
   (to December 31, 1995) .........        (189.31)   (6,913,608)     $ 21,522       (6,892,086)
Cumulative distributions
  from operations
   (to December 31, 1995) .........         (11.19)     (408,847)      (21,522)        (430,369)
                                        ----------   -----------      --------      -----------
 Partners' equity - January 1, 1996          12.32       450,055             0          450,055
Net income - year to date .........           1.26        45,981          --             45,981
                                        ----------   -----------      --------      -----------
 Partners' equity - June 30, 1996 .     $    13.58   $   496,036      $      0      $   496,036
                                        ==========   ===========      ========      ===========

                                   Unaudited
                             See Accompanying Notes

                                       6

                      SIERRA PACIFIC DEVELOPMENT FUND III
                            (A LIMITED PARTNERSHIP)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                              1996           1995
                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................     $  45,981      $(412,025)
  Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities:
    Depreciation and amortization .....................       266,918        231,159
    Partnership's share of unconsolidated
      joint venture (income) loss .....................      (239,246)       143,753
    Minority interest in consolidated
      joint venture loss ..............................      (117,150)       (88,094)
    Increase in rent receivable .......................       (39,221)       (37,171)
    Increase in other assets ..........................       (12,603)       (12,028)
    Increase in accrued and other liabilities .........       114,525        138,448
                                                            ---------      ---------
    Net cash provided by (used in) operating activities        19,204        (35,958)
                                                            ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ...................      (245,172)       (50,747)
                                                            ---------      ---------
    Net cash used in investing activities .............      (245,172)       (50,747)
                                                            ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions from minority investor ..............       239,000         92,771
                                                            ---------      ---------
    Net cash provided by financing activities .........       239,000         92,771
                                                            ---------      ---------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS ..............................        13,032          6,066

CASH AND CASH EQUIVALENTS
   Beginning of period ................................       108,953          4,126
                                                            ---------      ---------
CASH AND CASH EQUIVALENTS
   End of period ......................................     $ 121,985      $  10,192
                                                            =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest ............     $ 120,000      $ 201,105
                                                            =========      =========

                                   Unaudited
                             See Accompanying Notes
                                       7
                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.      ORGANIZATION

In April 1993, the Partnership created a general partnership (Sorrento I Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Sorrento I property. In February 1994, the Partnership formed a joint venture with SMMP known as Sierra Vista Partners to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Vista property. The Partnership Agreements of Sorrento I Partners and Sierra Vista Partners (the "Agreements") were amended effective January 1, 1995 to consider both contributions and distributions when calculating each partners' percentage interest at January 1 of each year as called for by the Agreements. As a result of this Amendment, the Partnership's percentage interest in Sierra Vista Partners increased from 61.43% to 62.26%. This Amendment had no impact on the percentage interest of Sorrento I Partners. The effect of this change on the minority interest share of consolidated joint venture loss for the three months ended March 31, 1996 was recognized in the second quarter.

2.      BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture at June 30, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1996 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1995.

3.      RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of S-P Properties, Inc., the General Partner of the Partnership, was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). CMC continued to manage the affairs of the Partnership through March 31, 1995.

                                   UNAUDITED
                                       8

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page two

Included in the financial statements for the six months ended June 30, 1996 and 1995 are affiliate transactions as follows:

                                        June 30
                                 ---------------------
                                   1996        1995
                                 ---------   ---------
Management fees .............     $18,385     $ 7,600
Administrative fees .........     $19,586     $17,699
Leasing fees ................     $52,461     $     0
Construction supervision fees     $ 7,782     $     0


 4.      INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sorrento I Partners ("SIP") was formed on April 1, 1993 between the Partnership and Sierra Mira Mesa Partners, an affiliate, to develop and operate the real property known as Sierra Sorrento I (the "Property"), an industrial building located in San Diego, California. At June 30, 1996, the Partnership has a 24.94% equity interest with its contribution of Sierra Sorrento I and the related debt. This investment is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

Summarized income statement information for SIP for the six months ended June 30, 1996 and 1995 follows:

                                             June 30
                                  ----------------------------
                                       1996           1995
                                  -------------    -----------
Rental income ................     $    47,272      $       0
Total revenue ................     $    47,272      $       0
Operating expenses ...........     $   159,450      $ 123,917
Loss before extraordinary item     $  (241,103)     $(347,147)
Extraordinary gain ...........     $ 1,200,467      $       0
Net income (loss) ............     $   959,278      $(347,147)


In May 1995, the Sorrento I note payable was modified to include a discounted payoff option. This option allowed for a one time option of paying off the note for $1,500,000. In May 1996, Sorrento I exercised that option resulting in an extraordinary gain of $1,200,467.

                                   UNAUDITED
                                       9

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page three

5.      PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 36,521.

                                   UNAUDITED
                                       10

PART II  -  OTHER INFORMATION

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

  Exhibit
  Number        Description of Exhibit
- ------------    ----------------------------------
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

                                SIERRA PACIFIC DEVELOPMENT FUND III
                                a Limited Partnership
                                S-P PROPERTIES, INC.
                                General Partner


Date:  AUGUST 9, 1996           /S/ THOMAS N. THURBER
                                    Thomas N. Thurber
                                    President and Director

Date:  AUGUST 9, 1996           /S/ MICHELE E. JOHNSON
                                    Michele E. Johnson
                                    Chief Accounting Officer

                                    UNAUDITED
                                       11