Form 10-Q
period 1996-09-30
SIERRA PACIFIC DEVELOPMENT FUND III
filed 1996-11-14
CIK 747680

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                                September 30, 1996
Commission file number                                0-14276

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

            State of California                          33-0043953
--------------------------------------------    ------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification Number)


        5850 San Felipe, Suite 500
              Houston, Texas                               77057
--------------------------------------------    ------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number,
including area code:                    (713) 706-6271
                                      ------------------

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

                                                                           Page
                                                                          number
                                                                          ------
Consolidated Balance Sheets - September 30, 1996 and December 31, 1995 ...   4

Consolidated Statements of Operations - For the Nine Months
Ended September 30, 1996 and 1995 and the Three Months
Ended September 30, 1996 and 1995 ........................................   5

Consolidated Statements of Changes in Partners' Equity - From
June 5, 1984 (inception of the Partnership) to December 31,
1995 and For the Nine Months Ended September 30, 1996 ....................   6

Consolidated Statements of Cash Flows - For the Nine Months Ended
September 30, 1996 and 1995 ..............................................   7

Notes to Consolidated Financial Statements ...............................   8


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

(b)            RESULTS OF OPERATIONS

Revenues for the nine months ended September 30, 1996 increased by $49,000, or 10%, when compared to the corresponding period in the prior year, due to an increase in occupancy from 69% at September 30, 1995 to 82% at September 30, 1996 and an increase in the effective annual rent per square foot for the same period. Operating expenses for the first nine months ended September 30, 1996 decreased by $27,000, or 7%, primarily due to lower administrative costs and other expense cutting measures implemented by management. Depreciation and amortization expenses for the same period increased by $65,000, or 19%, primarily due to depreciation and amortization on additional tenant improvements associated with the increased occupancy of the Property.

Interest expense for the first nine months of the year decreased $39,000, or 16%, due to the restructuring of the note in August 1995. The annual interest rate on the note was reduced from 3% above Bank of America's prime rate to a fixed rate of 8% retroactive to June 1, 1995. Included in interest expense for the three months ended September 30, 1995 is an adjustment to record May and June interest at the new lower rate.

The Partnership's share of income (loss) from investment in SIP was $238,000 for the nine months ended September 30, 1996 compared to ($197,000) for the corresponding period in the prior year due to SIP's exercise of a discounted payoff option in May 1996. SIP recorded an extraordinary gain of $1,200,000 in connection with this transaction.

(c)            LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Partnership is in an illiquid position. Total unrestricted cash and billed receivables amount to $63,000 compared to $576,000 of accrued and other liabilities. Significant capital expenditures have been required in 1996 for tenant improvements and leasing commissions for the Sierra Vista property as the Partnership attempts to increase occupancy. The source of these funds will be net cash flow from operation of the property and advances from Sierra Mira Mesa Partners ("SMMP").

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

                      SIERRA PACIFIC DEVELOPMENT FUND III
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995




                                                    September 30,  December 31,
                                                        1996           1995
                                                     ----------     ----------
ASSETS

Cash and cash equivalents ........................   $    9,523     $   16,171
Restricted certificate of deposit ................       94,062         92,782
Receivables:
    Unbilled rent ................................       89,386         59,150
    Billed rent ..................................       53,523         24,654
Income-producing property - net of
  accumulated depreciation and valuation
   allowance of $4,284,744 and $3,944,100,
  respectively ...................................    5,841,068      5,700,014
Other assets .....................................      133,657        167,196
                                                     ----------     ----------
Total Assets .....................................   $6,221,219     $6,059,967
                                                     ==========     ==========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ....................   $  576,466     $  172,263
Note payable .....................................    3,410,795      3,410,795
Investment in unconsolidated
  joint venture ..................................      517,729        755,546
                                                     ----------     ----------
Total Liabilities ................................    4,504,990      4,338,604
                                                     ----------     ----------
Minority interest in consolidated
   joint venture .................................    1,328,419      1,271,308
                                                     ----------     ----------
Partners' equity :
  General Partner ................................            0              0
  Limited Partners:
     60,000 units authorized,
     36,521 issued and
       outstanding ...............................      387,810        450,055
                                                     ----------     ----------
Total Partners' equity ...........................      387,810        450,055
                                                     ----------     ----------
Total Liabilities and Partners'  equity ..........   $6,221,219     $6,059,967
                                                     ==========     ==========

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC DEVELOPMENT FUND III
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1996 and 1995
           and for the Three Months Ended September 30, 1996 and 1995


                                            Nine Months Ended           Three Months Ended
                                               September 30,               September 30,
                                         --------------------------    ----------------------
                                            1996           1995          1996         1995
                                         -----------    -----------    ---------    ---------
REVENUES:
  Rental income ......................   $   523,377    $   474,346    $ 180,168    $ 127,111
                                         -----------    -----------    ---------    ---------
             Total Revenues ..........       523,377        474,346      180,168      127,111
                                         -----------    -----------    ---------    ---------
EXPENSES:
    Operating expenses ...............       388,328        415,595      138,054      144,258
    Depreciation and amortization ....       412,794        348,278      145,876      117,119
    Interest .........................       204,206        243,002       67,774       41,897
                                         -----------    -----------    ---------    ---------
Total costs and expenses .............     1,005,328      1,006,875      351,704      303,274
                                         -----------    -----------    ---------    ---------
LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE
   INCOME (LOSS) .....................      (481,951)      (532,529)    (171,536)    (176,163)
                                         -----------    -----------    ---------    ---------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSS) .......       237,817       (197,374)      (1,429)     (53,621)
                                         -----------    -----------    ---------    ---------
LOSS BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   LOSS ..............................      (244,134)      (729,903)    (172,965)    (229,784)
                                         -----------    -----------    ---------    ---------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ....       181,889        131,307       64,739       43,213
                                         -----------    -----------    ---------    ---------
NET LOSS .............................   $   (62,245)   $  (598,596)   $(108,226)   $(186,571)
                                         ===========    ===========    =========    =========
Net loss per limited partnership unit    $     (1.70)   $    (16.39)   $   (2.96)   $   (5.11)
                                         ===========    ===========    =========    =========

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC DEVELOPMENT FUND III
                            (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        From June 5, 1984 (Inception of Partnership) to December 31, 1995
                and for the Nine Months Ended September 30, 1996

                                          Limited Partners                          Total
                                        -----------------------    General       Partners'
                                        Per Unit       Total       Partner         Equity
                                         -------    -----------    --------    -----------
Proceeds from sale of
  partnership units ..................   $250.00    $ 9,222,500        --      $ 9,222,500
Underwriting commissions
  and other organization expenses ....    (37.00)    (1,364,985)       --       (1,364,985)
Repurchase of 369 partnership units ..     (0.18)       (85,005)       --          (85,005)
Cumulative net income (loss)
   (to December 31, 1995) ............   (189.31)    (6,913,608)   $ 21,522     (6,892,086)
Cumulative distributions
  from operations
   (to December 31, 1995) ............    (11.19)      (408,847)    (21,522)      (430,369)
                                         -------    -----------    --------    -----------

Partners' equity - January 1, 1996 ..      12.32        450,055           0        450,055
Net loss - year to date ..............     (1.70)       (62,245)       --          (62,245)
                                         -------    -----------    --------    -----------
Partners' equity - September 30, 1996    $ 10.62    $   387,810    $      0    $   387,810
                                         =======    ===========    ========    ===========

                                   Unaudited
                             See Accompanying Notes

                      SIERRA PACIFIC DEVELOPMENT FUND III
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1996 and 1995

                                                           1996         1995
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................  $ (62,245)   $(598,596)
  Adjustments to reconcile net loss
  to cash provided by (used in) operating activities:
    Depreciation and amortization .....................    412,794      348,278
    Partnership's share of unconsolidated
      joint venture (income) loss .....................   (237,817)     197,374
    Minority interest in consolidated
      joint venture loss ..............................   (181,889)    (131,307)
    Increase in rent receivable .......................    (59,105)     (11,803)
    Increase in other assets ..........................    (32,020)     (78,044)
    Increase in accrued and other liabilities .........    404,204        6,414
                                                         ---------    ---------
    Net cash provided by (used in) operating activities    243,922     (267,684)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ...................   (488,289)     (72,168)
                                                         ---------    ---------
    Net cash used in investing activities .............   (488,289)     (72,168)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions from minority investor ..............    239,000      463,845
                                                         ---------    ---------
    Net cash provided by financing activities .........    239,000      463,845
                                                         ---------    ---------
NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS ..............................     (5,367)     123,993

CASH AND CASH EQUIVALENTS
   Beginning of period ................................    108,953        4,126
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS
   End of period ......................................  $ 103,586    $ 128,119
                                                         =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest ............  $ 180,000    $ 258,711
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

2.      BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture at September 30, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1996 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1995.

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

                                   Unaudited

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page two


Included in the financial statements for the nine months ended September 30, 1996 and 1995 are affiliate transactions as follows:

                                                        September 30
                                                  --------------------------
                                                      1996         1995
                                                  ------------- ------------
               Management fees                    $     28,273    $  15,525
               Administrative fees                      56,913       34,995
               Leasing fees                             75,938       33,620
               Construction supervision fees             7,782            0


 4.      INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sorrento I Partners ("SIP") was formed on April 1, 1993 between the Partnership and Sierra Mira Mesa Partners, an affiliate, to develop and operate the real property known as Sierra Sorrento I (the "Property"), an industrial building located in San Diego, California. At September 30, 1996, the Partnership has a 24.94% equity interest with its contribution of Sierra Sorrento I and the related debt. This investment is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

Summarized income statement information for SIP for the nine months ended September 30, 1996 and 1995 follows:

                                                         September 30
                                                  ---------------------------
                                                      1996          1995
                                                  -------------- ------------
               Rental income                      $     118,181    $       0
               Total revenue                            118,268            0
               Operating expenses                       127,141      142,877
               Loss before extraordinary item          (246,823)    (476,635)
               Extraordinary gain                     1,200,380            0
               Net income (loss)                        953,557     (476,635)


In May 1995, the Sorrento I note payable was modified to include a discounted payoff option. This option allowed for a one time option of paying off the note for $1,500,000. In May 1996, Sorrento I exercised that option resulting in an extraordinary gain of $1,200,380.

                                   Unaudited

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

  Exhibit
  Number        Description of Exhibit
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

                                SIERRA PACIFIC DEVELOPMENT FUND III
                                a Limited Partnership
                                S-P PROPERTIES, INC.
                                General Partner

Date:  NOVEMBER 11, 1996        /S/ THOMAS N. THURBER
                                Thomas N. Thurber
                                President and Director

Date:  NOVEMBER 11, 1996        /S/ MICHELE E. JOHNSON
                                Michele E. Johnson
                                Chief Accounting Officer