Form 10-K
period 1996-12-31
SIERRA PACIFIC DEVELOPMENT FUND III
filed 1997-04-15
CIK 747680

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission file number : 0-14276

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

      State of California                              33-0043953
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

5850 San Felipe, Suite 500
      Houston, Texas                                     77057
-------------------------------          ---------------------------------------
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number,
including area code:                                 (713) 706-6271
                                          --------------------------------------

                           5850 San Felipe, Suite 120
                                 Houston, Texas
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

          Securities registered pursuant to Section 12 (b) of the Act:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                  -----------------------------------------
     None                                          None

          Securities registered pursuant to Section 12 (g) of the Act:

                        60,000 LIMITED PARTNERSHIP UNITS

                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                       DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Limited Partners for the Year Ended December 31, 1996 is incorporated by reference into Parts II and III

                                     PART I
ITEM 1.      BUSINESS

(a.) GENERAL DEVELOPMENT OF BUSINESS. Sierra Pacific Development Fund III (the "Partnership") is a California limited partnership that was formed in June 1984 for the purpose of acquiring, developing, and operating commercial and industrial real estate.

In February 1985, the Partnership acquired land in San Diego, California as the first step in the development of Sierra Sorrento I. This 43,100 square foot industrial/warehouse project was completed in February 1986. In October 1986, the Partnership acquired land in Anaheim, California for the development of Sierra Vista. This Property, a 102,855 square foot industrial/office project, was completed in April 1988.

In April 1993, the Partnership created a California general partnership (Sorrento I Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Sorrento I property. The Partnership contributed the Sierra Sorrento I property and SMMP contributed cash ($944,077 through December 31, 1995) in exchange for a 75.06% interest in Sorrento I Partners. SMMP made additional contributions of $1,551,100 and received distributions of $35,900 in 1996. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sorrento I Partners, beginning January 1, 1995. Accordingly, as of January 1, 1997, the Partnership's interest in Sorrento I Partners will be reduced to 11.31%, and SMMP's interest will be increased to 88.69%. Because the Partnership owns less than 50% of the Sierra Sorrento I property, it records its interest in Sorrento I Partners as an investment in an unconsolidated joint venture using the equity method of accounting. Thus, the Sierra Sorrento I property is not reflected as an asset on the Partnership's balance sheet nor is the debt on the property reflected in the balance sheet.

In February 1994, the Partnership formed a joint venture with SMMP known as Sierra Vista Partners to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Vista property. Through December 31, 1995, SMMP had contributed $1,606,661 cash, net, for a 37.74% interest in Sierra Vista Partners. SMMP made additional contributions of $748,500 in 1996. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sierra Vista Partners, beginning January 1, 1995. Accordingly, as of January 1, 1997 the Partnership's interest in Sierra Vista Partners will be reduced to 52.95%, and SMMP's interest will be increased to 47.05%.

At December 31, 1996, the Partnership's remaining real estate is a 62.26% equity interest in the Sierra Vista property and a 24.94% minority interest in the Sierra Sorrento I property.

Audited financial statements of Sorrento I Partners are included in the Annual Report to the Limited Partners attached as an Exhibit.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates Sierra Vista, an industrial/office project in Anaheim, California.

There is significant competition in the industrial/office building rental market in the Partnership's trade area. A 1994 appraisal identified six buildings in the immediate area that offered space and amenities comparable to Sierra Vista.

 (c.) COMPARISON OF CURRENT ACTIVITIES TO THOSE PROPOSED AT THE INITIATION OF THE PARTNERSHIP. In the Partnership's prospectus dated September 4, 1984, the investment objectives were described as follows:

"The Partnership is a California limited partnership which was organized to invest in commercial and industrial real properties. The Partnership may invest in both properties which are to be developed or are under development or construction and properties which are newly-constructed or have operating histories. The Partnership's objectives are: (i) to preserve, protect, and return the Partnership's invested capital; (ii) to attempt to maximize capital gains through long-term appreciation in the value of its real estate investments; (iii) to generate sufficient cash from operations to make distributions of Available Cash to the Limited Partners; (iv) to provide federal income tax deductions so that all or a portion of any Available Cash distributed to the Limited Partners may be treated as a return of capital for tax purposes and, therefore, may not represent taxable income; and (v) to attempt to sell the Partnership's real estate investments for cash after an approximate three to five year holding period. No assurance can be given that these objectives will be attained or that the Partnership's capital will not decrease."

Operations of the Partnership through 1996 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital and providing distributable cash flow partially sheltered from Federal income tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell the Partnership's real estate investments after a five year holding period was delayed indefinitely. As of December 31, 1996, the Partnership had paid cash distributions of $11.19 for each $250 unit investment and remaining partners' equity was computed at $13.60 per unit. Thus, if the Partnership were to be liquidated at the end of 1996 at book value, each $250 investment would have returned a total of $24.79.

The General Partner's goal is to continue operating the Sierra Vista property until such time as rental rates return to the level necessary to support new office building development. At that time, the Property may be sold at a price substantially greater than current book value.

ITEM 2.      PROPERTIES

During 1996, the Partnership owns (fee simple) a 62.26% interest in Sierra Vista, an industrial property located in Anaheim, California. The property includes four buildings comprising 102,855 rentable square feet and is 91% occupied at December 31, 1996. The average effective annual rent per square foot at December 31, 1996 is $8.40. The principal businesses of the tenants are sales, marketing, and financial services.

During 1996, the Partnership also has a 24.94% interest in an industrial property known as Sorrento I in San Diego, California through a California general partnership with Sierra Mira Mesa Partners.

(See Item 1. Business for discussion of percentage ownership changes.)

SIERRA VISTA - ANAHEIM, CALIFORNIA

                         SUMMARY OF SIGNIFICANT TENANTS

None of the forty-four tenants at December 31, 1996 occupy more than ten percent of the rentable square footage of the building. Five tenants are on month to month leases and thirty-nine have leases that are scheduled to expire during the next seven years as illustrated below.

                         SUMMARY OF LEASES BY EXPIRATION

Year of expiration .................        1997         1998        1999         2000        2001     2002       2003         Total
Number of tenants ..................           9           11           11           3            4      0           1           39
Percent of total tenants ...........         21%          25%          25%          7%           9%     0%          2%          89%
Total area (square feet) ...........      16,504       27,656       24,296       4,860        9,790      0       1,753       84,859
Annual rent ........................    $155,651     $203,053     $194,771     $47,619     $108,254     $0     $14,791     $724,139
Percent gross annual rent ..........         20%          26%          25%          6%          14%     0%          2%          93%

DEPRECIABLE PROPERTY  Reference is made to Schedule III of the Form 10-K.


REAL ESTATE TAXES     The property's real estate tax obligation
                      during 1996 was approximately 1.1% of assessed value or $58,519.

INSURANCE             In the opinion of the Partnership's management, the
                      property is adequately covered by insurance.

ENCUMBRANCES          The property is encumbered by a mortgage lien in favor of
                      Olen Commercial Realty with a principal balance of $3,410,795 at December 31, 1996. The original note was dated August 29, 1989 with a face amount of $3,500,000 and a maturity date of December 31, 1990. This note has been modified and extended numerous times. It was last restructured on August 1, 1995. This agreement extended the maturity date from May 1996 to February 1997 and increased the collateral of real and personal property to include a certificate of deposit in the original amount of approximately $92,000. The assignment of the certificate of deposit provides for the release of this collateral when the property achieves a 90% occupancy rate. The property is 91% occupied at December 31, 1996. The annual interest rate was reduced from 3% above Bank of America's prime rate to a fixed rate of 8% retroactive to June 1995.
                      The required monthly payments were reduced from $31,700 to $20,000 effective August 1995 with the last payment estimated at $3,443,000. There are no prepayment penalties associated with this note.

                      On April 10, 1997, the Olen note was paid off. On the same date, the Partership entered into a loan agreement with First Union National Bank in the amount of $3,050,000. This loan, which is secured by the Sierra Vista property, bears interest at 9.375% and calls for monthly principal and interest payments of $25,807.02 on the first day of each month. Such payments shall continue until May 2007, when the indebtedness is due in full. There is a 1% premium for prepayment of this note.

SORRENTO I - SAN DIEGO, CALIFORNIA

Sorrento I is an industrial building with 43,100 square feet of rentable space. One tenant leased the entire 43,100 rentable square feet of Sorrento I in 1996. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. The effective annual rent per square foot at December 31, 1996 is $6.58. The principal business of the new tenant is research and development in the communications sector.
                              DEPRECIABLE PROPERTY

                        Sorrento I, San Diego, California
                   Office Building - Income-Producing Property

                                                                  Tenant
                                    Land          Buildings    Improvements        Total

Historical Cost & Tax Basis    $ 1,305,518     $  1,342,683    $ 1,063,783     $ 3,711,984

Accumulated Depreciation                           (421,749)      (748,621)     (1,170,370)
                            ---------------- ---------------- -------------- ---------------

Net Carrying Value             $ 1,305,518     $    920,934    $   315,162     $ 2,541,614
                            ================ ================ ============== ===============

Depreciation Method         Not Applicable    Straight-line   Straight-line
Depreciable Life            Not Applicable      10-30 Years      7-10 years

REAL ESTATE TAXES     The real estate tax obligation for 1996 is
                      approximately 1.13% of the assessed value or $28,324.

INSURANCE             In the opinion of management, the property is adequately
                      covered by insurance.

ENCUMBRANCES          Sorrento I Partners ("SIP") had a non-recourse bank note
                      payable with an original principal balance of $3,000,000 collateralized by the Sorrento I property. The annual interest rate of the note was variable at bank prime plus
                      2-1/2% with a minimum rate of 9% and maximum rate of 15-1/2%. The original maturity of the note was July 1998 and the note included a discounted payoff option of $1,500,000.

                      CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, calls for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate is fixed at 9.34% per annum for the first year of the note and will thereafter be the one year Treasury rate plus 375 basis points.

                      At any time upon 120 days written notice to CGS, SIP may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

ITEM 3.      LEGAL PROCEEDINGS

The Partnership is not involved in any material legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1996, the number of security holders is as follows:

                                                                  Number of
                                             Number                Record
                                            of Units               Holders
                                          -------------          -------------


           Limited Partners                     36,521                   867
                                          =============          ============

These securities are all of the same class, namely, limited partnership interests (units) and were sold pursuant to a registration statement filed under the Securities Act of 1933, as amended. The total offering was 60,000 units at $250.00 per unit.

No broker or dealer currently makes a market in the units of the Partnership. Accordingly, there are no published price or trading volume figures available for the units. The units have been transferred on an extremely limited extent from time-to-time since the inception of the Partnership; however, the market for the units is highly restricted and sporadic, especially in view of the investor suitability requirements imposed on new purchasers by the various state blue sky laws and the restrictions on transfer contained in the Partnership Agreement.

The Partnership has neither paid nor declared any cash or other distributions to the General or Limited Partners during the two most recent fiscal years. There are no contractual or other restrictions on the Partnership's ability to make such distributions.


ITEM 6.      SELECTED FINANCIAL DATA

The Selected Financial Data for the Partnership is filed by reference to the Annual Report to the Limited Partners attached as an Exhibit.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Finanacial Condition and Results of Operations includes certain forward looking statements reflecting the Partnership's expectations in the near future; however, many factors which may affect the actual results, especially changing regulations, are difficult to predict. Accordingly, there is no assurance that the Partnership's expectations will be realized.

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1996, the Partnership owns a 62.26% interest in Sierra Vista Partners, which operates the Sierra Vista property. In addition, the Partnership holds a 24.94% interest in Sorrento I Partners ("SIP"), which operates the Sorrento I property.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

Revenues increased by $120,000, or 20%, due to an increase in occupancy and rental rates. Occupancy increased from 66% at December 31, 1995 to 91% at December 31, 1996. Management embarked on an aggressive program of leasing space during the year that resulted in this increased occupancy. The weighted-average effective annual rent per square foot, on an accrual basis, at December 31, 1996 is $8.40 compared to $8.03 at December 31, 1995.

Operating expenses increased by $56,000, or 6%, primarily due to increased depreciation and amortization expenses and higher maintenance and repairs due to additional tenant improvements and costs associated with the increased occupancy. This increase was partially offset by reduced property taxes and insurance expenses and by a decrease in general and administrative costs due to expense cutting measures implemented by management.

Interest expense decreased by $47,000, or 15%, due to the restructuring of the note payable in August 1995. The annual interest rate on the note was reduced from 3% above Bank of America's prime rate to a fixed rate of 8% retroactive to June 1995.

The Partnership share of income (loss) from its investment in SIP was $414,000 for the year ended December 31, 1996 compared to ($265,000) for the year ended December 31, 1995. SIP exercised a discounted payoff option on its note payable in May 1996. SIP recorded an extraordinary gain of $1,200,000 in connection with this transaction. Furthermore, Sorrento I Partners entered into a lease with a tenant for all of the square footage of the Sorrento I property in 1996. The property, which was vacant throughout 1995, recorded rental income of $189,000 in 1996 as a result of this new tenant.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994.

Revenues decreased by $65,000, or 10%, principally as the result of a reduction in rent rates on new leases. The weighted-average effective annual rent per square foot, on an accrual basis, at December 31, 1995 was $8.03 compared to $8.89 at December 31, 1994. This decrease is primarily caused by favorable rental rates given to new tenants as an incentive to enter into new leases. Occupancy decreased during the year from 76% to 66% following the loss of three major tenants. Operating expenses decreased by $242,000, or 19%, primarily due to the recording of a provision for loss in 1994 as the appraised value of the Sierra Vista property was less than the recorded book value of the property. Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". No additional provision was required with the implementation of this Statement.

Interest expense decreased by $36,000, or 10%, due to the restructuring of the note in August 1995.

The Partnership's share of loss from investment in SIP increased by $129,000, or 96%, due to the vacancy of the Sorrento I Property throughout 1995. This property was fully occupied by a single tenant through September 1994. While operating expenses for the property were largely unchanged from 1994 to 1995, no income was recorded in 1995. On February 19, 1996, the Partnership entered into a lease for all of the square footage of Sierra Sorrento I.

Liquidity and Capital Resources:

The Partnership used cash of $163,000 in operating activities during 1996. Cash of $749,000 was received from Sierra Mira Mesa Partners ("SMMP") during the year. As of December 31, 1996, the Partnership is in an illiquid position. Total cash and billed receivables amount to $186,000 compared to $226,000 of accrued and other liabilities. Significant capital expenditures were required in 1996 for tenant improvements and leasing commissions for the Sierra Vista property as a result of the increased occupancy.

One tenant leased the entire 43,100 rentable square feet of the Sorrento I Property in 1996. This lease commenced May 1, 1996 and expires April 30, 2003. The base rent called for under this lease is $21,891 per month for the first 24 months, which shall be increased in subsequent periods. The lease contains an option to extend for an additional five years.

SIP had a non-recourse bank note payable with an original principal balance of $3,000,000 collateralized by the Sorrento I property. The annual interest rate of the note was variable at bank prime plus 2-1/2% with a minimum rate of 9% and maximum rate of 15-1/2%. The original maturity of the note was July 1998 and the note included a discounted payoff option of $1,500,000.

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). This transaction resulted in a $1,200,000 gain for Sorrento I Partners. At the current one year Treasury rate, the CGS Agreement calls for monthly principal and interest payments of $6,974, which is significantly less than the $28,570 called for under the bank note payable.

Management expects the Sorrento I property to generate positive cash flow in 1997 as a result of the new lease and new payment terms on the debt.

Sierra Vista Partners and Sorrento I Partners were formed, in part, to provide the projects with a source of cash for tenant improvements and leasing commissions. As required, the Partnership's joint venture partner (SMMP) either advances or contributes cash to meet the Partnership's requirements. During 1996, SMMP contributed $749,000 to Sierra Vista Partners. SMMP has adequate resources to make the necessary advances during the foreseeable future.

The Partnership's primary capital requirement will be for the construction of new tenant space and compliance with the Americans with Disablilites Act or other yet unknown changes in building codes. These requirements will be funded from operations and the Partnership's joint venture partner, if needed.

Inflation:

The Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions may include escalation clauses related to Consumer Price Index increases.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

      1.    Independent Auditors' Report

      2.    Consolidated Balance Sheets - December 31, 1996 and 1995

      3. Consolidated Statements of Operations - for the years ended December 31, 1996, 1995 and 1994

      4. Consolidated Statements of Changes in Partners' Equity - from June 5, 1984 (Inception of Partnership) to December 31, 1993 and for the years ended December 31, 1996, 1995 and 1994

      5. Consolidated Statements of Cash Flows - for the years ended December 31, 1996, 1995 and 1994

      6.    Notes to Consolidated Financial Statements

      7.    Audited financial statements and related footnotes of Sorrento I
            Partners

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Registrant is a California Limited Partnership and has no officers or directors.

S-P Properties, Inc., a California corporation, is the General Partner of the Registrant. In December 1994, Finance Factors, Inc., a subsidiary of CGS Real Estate Company, Inc., purchased the common stock of TCP, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc. CGS Real Estate Company, Inc. and its affiliates are engaged in real estate management, leasing, ownership, and sales. The companies own or manage more than ten million square feet of commercial real estate in Texas, Arizona, Colorado, California and the Carolinas.

The executive officers and directors of S-P Properties, Inc. are:


                                                                    APPROXIMATE
NAME                                POSITION                 AGE  TIME IN OFFICE
--------------------------------------------------------------------------------
Thomas N. Thurber       President and Director                46      2 years

Dawson L. Davenport     Vice President                        41      2 years

Steven M. Speier        Secretary/Treasurer and Director      46      2 years

William J. Carden       Assistant Secretary/Treasurer
                          and Director                        52      2 years

Thomas N. Thurber - President and Director, S-P Properties, Inc. Mr. Thurber is a Certified Public Accountant who began his career with Arthur Andersen & Co. in 1972. In 1979, he joined a major publicly traded real estate development firm
(Daon) where he became Controller for U.S. Operations. Subsequently, Mr. Thurber served as Director of Real Estate for a developer of retail properties, and Chief Financial Officer of a trust with significant investments in commercial real estate. Mr. Thurber also serves as a director of Property Secured Investments, Inc. Mr. Thurber holds a bachelors degree in accounting from Florida State University.

Dawson L. Davenport - Vice President, S-P Properties, Inc. Mr. Davenport is the founder of WD Real Estate Services, a full service property management firm that became part of the Banc Commercial family of companies in 1992. Mr. Davenport has been responsible for the management, development and rehabilitation of substantial commercial, industrial, retail, and residential projects during the past seventeen years. Mr. Davenport specializes in leasing and turning around distressed properties.

Steven M. Speier - Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Speier is a Certified Public Accountant who, after spending two years in public accounting, went into the banking industry in 1975. During his sixteen year banking career, Mr. Speier managed a real estate loan portfolio of approximately $1.5 billion secured by properties throughout the United States. Mr. Speier brings to S-P Properties, Inc. a broad real estate background that includes management, leasing, and disposition of all categories of commercial real estate. Mr. Speier also serves as a director of IDM Corporation. Mr. Speier is a licensed real estate broker and has a masters degree in business administration from Grand Valley State University in Michigan.

William J. Carden - Assistant Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Carden is the founder and President of CGS Real Estate Company, Inc., which owns over one million square feet of commercial real estate. Mr. Carden founded DVM Properties, Inc. in 1974 which concentrated on rehabilitation of retail, office, industrial, and commercial real estate. Mr. Carden is a former Director of Bay Financial, a New York Stock Exchange company, and currently serves as a director of Property Secured Investments, Inc. and IDM Corporation.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any director or officer during the past five years.

ITEM 11.     MANAGEMENT REMUNERATION

The Registrant is a California Limited Partnership and has no officers or directors. No options to purchase securities of the Registrant have been granted to any person.

In accordance with the terms of the Partnership Agreement, certain affiliates of the General Partner receive real estate brokerage commissions in connection with the leasing of properties by the Partnership and receive from the Partnership certain management and administrative services fees. These amounts are set forth in the Annual Report to the Limited Partners attached as an Exhibit.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership pays a management fee of 6% of the gross rental income collected from the property to Banc Commercial California (BCCA). These fees for the year ended December 31, 1996 were $38,873. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $73,047 during the year ended December 31, 1996. The Partnership also reimburses BCCA for construction supervision costs. The Partnership paid $7,782 to BCCA for tenant improvement supervisory costs in 1995. In consideration for services rendered with respect to initial leasing of Partnership properties, BCCA is paid initial leasing costs. For the year ended December 31, 1996 a total of $91,660 was paid for initial leasing costs. Bancor and BCCA are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   EXHIBITS

   1.  Annual Report to the Limited Partners

   2.  Exhibit Number 27 - Financial Data Schedule


B.   FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedules and the report of the independent auditors thereon are included herein:

     1. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 1996, 1995 and 1994

     2. Schedule III - Real Estate and Accumulated Depreciation - December 31, 1996

   All other schedules are omitted as they either are not required or are not applicable, or the required information is set forth in the financial statements and notes thereto.

C.   REPORTS ON FORM 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SIERRA PACIFIC DEVELOPMENT FUND III
                                   a California Limited Partnership
                                   S-P PROPERTIES, INC.
                                   General Partner

Date: March 31, 1997               /S/THOMAS N. THURBER
--------------------               --------------------
                                   Thomas N. Thurber President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 1997               /S/THOMAS N. THURBER
--------------------               --------------------
                                   Thomas N. Thurber President and Director S-P
                                   Properties, Inc.

Date: March 31, 1997               /S/WILLIAM J. CARDEN
--------------------               --------------------
                                   William J. Carden
                                   Assistant Secretary/Treasurer and Director
                                   S-P Properties, Inc.

Date: March 31, 1997               /S/MICHELE E. JOHNSON
--------------------               --------------------
                                   Michele E. Johnson
                                   Chief Accounting Officer
                                   S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Development Fund  III

We have audited the consolidated financial statements of Sierra Pacific Development Fund III, a California limited partnership, (the "Partnership") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated February 24, 1997, except for Note 6, which the date is April 10, 1997. Such consolidated financial statements and report are included in your 1996 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Development Fund III, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 1997, except for Note 6, which the date is April 10, 1997

                            SCHEDULE II - FORM 10-K

                      SIERRA PACIFIC DEVELOPMENT FUND III
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1996, 1995 and 1994

                                                           Income-
                                                           Producing
                                                           Properties
                                                           ----------
Allowance for loss - January 1, 1994 .............         $1,300,000

  Provision charged to costs
     and expenses (1) ............................            300,000
                                                           ----------
Allowance for loss - December 31, 1994 ...........          1,600,000

  Provision charged to costs
     and expenses (1) ............................                  0
                                                           ----------
Allowance for loss - December 31, 1995 ...........          1,600,000

  Provision charged to costs
      and expenses (1) ...........................                  0
                                                           ----------
Allowance for loss - December 31, 1996 ...........         $1,600,000
                                                           ==========

(1) See Notes 1 and 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K

                      SIERRA PACIFIC DEVELOPMENT FUND III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                     Initial Cost                                                Gross Amount at
                                   to Partnership (1)      Improvements                  which carried at close of period
                                ------------------------   Capitalized         -----------------------------------------------
                   Encumb-                      Improve-   After Acquis-                            Improve-           Total
Description        rances            Land        ments      ition (2)            Land               ments          (3)(4)(5)(6)
-----------        ------            ----        -----      ---------            ----               -----          ------------
INDUSTRIAL BUILDING -
  INCOME -PRODUCING:
 Sierra Vista (4)
  Anaheim, CA      $3,410,795    $2,878,269               $ 7,396,808      $    2,878,269       $  7,350,947      $ 10,229,216

                  Accumulated        Date            Date       Depreciation
                Depreciation (6)   Constructed       Acquired       Life
                ----------------   -----------       --------       ----
Sierra Vista (4)
 Anaheim, CA      $2,801,334          4/88           10/86       1-30 yrs.

(1)  The initial cost represents the original purchase price of the property.

(2)  The Partnership has capitalized property development costs.

(3)  Also represents costs for Federal Income Tax purposes.

(4) On February 1, 1994, the property was transferred to a joint venture, Sierra Vista Partners. The Partnership has an equity interest of 62.26% and Sierra Mira Mesa Partners, an affiliate, has a 37.74% equity interest at December 31, 1996.

(5) A valuation allowance of $1,600,000 was established as the appraised value of the property declined below book value. See Notes 1 and 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

(6) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1996 is as follows:

                                         Total Real Estate      Accumulated
                                          Carrying Value        Depreciation
                                            -----------         ------------
Balance - January 1, 1994                   $ 9,307,449         $  1,587,451
   Additions during the year                     53,157              394,607
                                            -----------         ------------
Balance - December 31, 1994                   9,360,606            1,982,058
   Additions during the year                    322,099              400,633
   Deductions:
     Write off of fully depreciated assets      (38,591)             (38,591)
                                            -----------         ------------
Balance - December 31, 1995                   9,644,114            2,344,100
   Additions During the year                    592,372              464,504
   Deductions:
     Write off of fully depreciated assets       (7,270)              (7,270)
                                            -----------         ------------
Balance - December 31, 1996                 $10,229,216         $  2,801,334
                                            ===========         ============

                      SIERRA PACIFIC DEVELOPMENT FUND III
                       (A California Limited Partnership)

                            SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1996, 1995, 1994, 1993 and 1992

                                                        1996              1995           1994              1993              1992
                                                        ----              ----           ----              ----              ----
REVENUES ....................................     $    735,569      $   615,088      $   679,669      $   757,032      $  1,039,247
OPERATING EXPENSES:
  Total .....................................        1,061,188        1,005,228        1,247,668        1,354,674         1,236,110
  Per dollar of revenues ....................             1.44             1.63             1.84             1.79              1.19
INTEREST EXPENSE:
  Total .....................................          264,206          311,218          347,716          411,619           598,574
  Per dollar of revenues ....................             0.36             0.51             0.51             0.54              0.57
NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS:
  Total .....................................         (470,012)        (792,830)        (886,386)      (1,117,569)         (795,437)
  General Partner ...........................                0                0                0                0                 0
  Limited Partners ..........................         (470,012)        (792,830)        (886,386)      (1,117,569)         (795,437)
  Per unit (1) ..............................           (12.87)          (21.71)          (24.27)          (30.60)           (21.78)
CASH USED IN
  OPERATING ACTIVITIES ......................         (162,872)        (312,505)        (282,318)        (333,264)          (26,053)
CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES ......................         (499,590)        (414,881)         (53,157)          79,365          (178,515)
CASH  PROVIDED BY
  FINANCING ACTIVITIES ......................          743,730          739,431          334,795          253,812            50,859
TOTAL ASSETS ................................        6,271,935        6,059,967        5,962,159        6,602,678        10,163,579
PARTNERS' EQUITY:
  Total .....................................          496,687          450,055        1,242,885        2,129,271         3,246,840
  General Partner ...........................                0                0                0                0                 0
  Limited Partners ..........................          496,687          450,055        1,242,885        2,129,271         3,246,840
LIMITED PARTNERS' EQUITY -
  PER UNIT (1) ..............................            13.60            12.32            34.03            58.30             88.90
INCOME-PRODUCING PROPERTIES:
  Number ....................................                1                1                1                1                 2
  Cost ......................................       10,229,216        9,644,114        9,360,606        9,307,449        12,563,947
  Less: Accumulated depreciation ............       (2,801,334)      (2,344,100)      (1,982,058)      (1,587,451)       (1,909,145)
        Valuation allowance .................       (1,600,000)      (1,600,000)      (1,600,000)      (1,300,000)       (1,000,000)
  Net book value ............................        5,827,882        5,700,014        5,778,548        6,419,998         9,654,802
INVESTMENT IN UNCONSOLIDATED
  JOINT VENTURE .............................         (341,689)        (755,546)        (490,699)        (355,280)              N/A
NOTE PAYABLE - Related to income-
  producing property ........................        3,410,795        3,410,795        3,410,795        3,437,000         6,542,212
MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURE .............................        1,797,208        1,271,308          705,252              N/A               N/A
DISTRIBUTIONS PER UNIT (1) ..................                0                0                0                0                 0

N/A = Not applicable nor available

(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 36,521 in all years. The cumulative cash distributions per limited partnership unit from inception to December 31, 1996 equal $11.19.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Development Fund III

We have audited the accompanying consolidated balance sheets of Sierra Pacific Development Fund III, a California limited partnerhsip, (the "Partnership") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund III as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 1997, except for Note 6, which the date is April 10, 1997

                      SIERRA PACIFIC DEVELOPMENT FUND III
                       (A California Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                                                      December 31,  December 31,
                                                          1996           1995
                                                       ----------     ----------
ASSETS
Cash and cash equivalents ........................     $   97,439     $   16,171
Restricted certificate of deposit (Note 6) .......              0         92,782
Receivables:
    Unbilled rent (Notes 1 and 4) ................         97,448         59,150
    Billed rent (Note 1) .........................         88,445         24,654
    Other ........................................          1,261              0
Due from affiliates (Note 3) .....................          4,770              0
Income-producing property - net of
  accumulated depreciation and
  valuation allowance of $4,401,334 in 1996
   and $3,944,100 in 1995 (Note 4) ...............      5,827,882      5,700,014
Other assets (Notes 1, 2 and 3) ..................        154,690        167,196
                                                       ----------     ----------
Total Assets .....................................     $6,271,935     $6,059,967
                                                       ==========     ==========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2) ...........     $  225,556     $  172,263
Note payable (Note 6) ............................      3,410,795      3,410,795
Investment in unconsolidated
  joint venture (Notes 1 and 5) ..................        341,689        755,546
                                                       ----------     ----------
Total Liabilities ................................      3,978,040      4,338,604
                                                       ----------     ----------
Minority interest in consolidated
  joint venture (Note 4) ........................      1,797,208      1,271,308
                                                       ----------     ----------
Partners' equity (Notes 1 and 7):
  General Partner ................................              0              0
  Limited Partners:
    60,000 units authorized,
    36,521 issued and
    outstanding ..................................        496,687        450,055
                                                       ----------     ----------
Total Partners' equity ...........................        496,687        450,055
                                                       ----------     ----------
Total Liabilities and Partners'  equity ..........     $6,271,935     $6,059,967
                                                       ==========     ==========

                             See Accompanying Notes

                      SIERRA PACIFIC DEVELOPMENT FUND III
                       (A California Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                1996                  1995                  1994
                                                                            -----------           -----------           -----------
REVENUES:
  Rental income (Note 1) .........................................          $   735,569           $   615,088           $   679,669
                                                                            -----------           -----------           -----------
             Total revenues ......................................              735,569               615,088               679,669
                                                                            -----------           -----------           -----------
EXPENSES:
Operating expenses:
    Depreciation and amortization ................................              545,989               471,498               472,133
    Maintenance and repairs ......................................              122,293                98,716                72,103
    Property taxes and insurance .................................               69,754                93,917                97,555
    Administrative fees (Note 3) .................................               73,047                66,842                56,545
    Utilities ....................................................               60,183                57,938                49,938
    Legal and accounting .........................................               29,846                39,779                42,148
    Management fees  (Note 3) ....................................               38,873                38,035                40,968
    Salaries and payroll taxes ...................................               53,276                34,287                36,029
    General and administrative ...................................                5,860                33,220                14,548
    Renting expenses .............................................                4,764                20,221                34,243
    Provision for loss (Note 1) ..................................                    0                     0               300,000
    Other operating expenses .....................................               57,303                50,775                31,458
                                                                            -----------           -----------           -----------
     Total operating expenses ....................................            1,061,188             1,005,228             1,247,668

     Interest ....................................................              264,206               311,218               347,716
                                                                            -----------           -----------           -----------
            Total expenses .......................................            1,325,394             1,316,446             1,595,384
                                                                            -----------           -----------           -----------
LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE LOSS .............................             (589,825)             (701,358)             (915,715)
                                                                            -----------           -----------           -----------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSS FROM CONTINUING
   OPERATIONS (Note 5) ...........................................             (102,787)             (264,847)             (135,419)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE EXTRAORDINARY GAIN (Note 5) .....................              516,644                     0                     0
                                                                            -----------           -----------           -----------
LOSS BEFORE MINORITY INTEREST'S SHARE
   OF CONSOLIDATED JOINT VENTURE LOSS ............................             (175,968)             (966,205)           (1,051,134)
                                                                            -----------           -----------           -----------
MINORITY INTEREST'S SHARE OF
   CONSOLIDATED JOINT VENTURE LOSS (Note 4) ......................              222,600               173,375               164,748
                                                                            -----------           -----------           -----------
NET INCOME (LOSS) ................................................          $    46,632           $  (792,830)          $  (886,386)
                                                                            ===========           ===========           ===========
Per limited partnership unit (Note 1):
   Loss before extraordinary gain ................................          $    (12.87)          $    (21.71)          $    (24.27)
   Extraordinary gain ............................................                14.15                     0                     0
                                                                            -----------           -----------           -----------
Net income (loss) ................................................          $      1.28           $    (21.71)          $    (24.27)
                                                                            ===========           ===========           ===========

                             See Accompanying Notes

                      SIERRA PACIFIC DEVELOPMENT FUND III
                       (A California Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
       From June 5, 1984 (Inception of Partnership) to December 31, 1993
            and for the Years Ended December 31, 1996, 1995 and 1994

                                                                   Limited Partners                                          Total
                                                             -----------------------------            General              Partners'
                                                             Per Unit              Total              Partner               Equity
                                                              -------          -----------          -----------          -----------
Proceeds from sale of
  partnership units ..................................         $250.00          $ 9,222,500                             $ 9,222,500
Underwriting commissions
  and other organization expenses ....................          (37.00)          (1,364,985)                             (1,364,985)
Repurchase of 369 partnership units ..................           (0.18)             (85,005)                                (85,005)
Cumulative net income (loss)
  (to December 31, 1993) .............................         (143.33)          (5,234,392)         $  21,522           (5,212,870)
Cumulative distributions
  (to December 31, 1993) .............................          (11.19)            (408,847)           (21,522)            (430,369)
                                                               -------          -----------          ---------          -----------
Partners' equity - January 1, 1994 ...................           58.30            2,129,271                  0            2,129,271
Net loss .............................................          (24.27)            (886,386)                               (886,386)
                                                               -------          -----------          ---------          -----------
Partners' equity - December 31, 1994 .................           34.03            1,242,885                  0            1,242,885
Net loss .............................................          (21.71)            (792,830)                               (792,830)
                                                               -------          -----------          ---------          -----------
Partners' equity - December 31, 1995 .................           12.32              450,055                  0              450,055
Net income ...........................................            1.28               46,632                                  46,632
                                                               -------          -----------          ---------          -----------
Partners' equity - December 31, 1996 .................         $ 13.60          $   496,687          $       0          $   496,687
                                                               =======          ===========          =========          ===========

                             See Accompanying Notes

                      SIERRA PACIFIC DEVELOPMENT FUND III
                       (A California Limited Partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                       1996               1995               1994
                                                                                    ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .......................................................         $  46,632          $(792,830)         $(886,386)
  Adjustments to reconcile net loss
  to cash used in operating activities:
    Depreciation and amortization .........................................           545,989            471,498            472,133
    Provision for loss ....................................................                 0                  0            300,000
    Partnership's share of unconsolidated
      joint venture (income) loss .........................................          (413,857)           264,847            135,419
    Minority interest in consolidated
      joint venture loss ..................................................          (222,600)          (173,375)          (164,748)
    (Increase) decrease in rent receivable ................................          (102,089)           (27,601)             6,744
    (Increase) decrease in other receivables ..............................            (1,261)                 0                320
    Increase in other assets ..............................................           (68,979)          (114,779)           (86,201)
    Increase (decrease) in accrued and other liabilities ..................            53,293             59,735            (59,599)
                                                                                    ---------          ---------          ---------
    Net cash used in operating activities .................................          (162,872)          (312,505)          (282,318)
                                                                                    ---------          ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions .........................................          (592,372)          (322,099)           (53,157)
  Payment for restricted certificate of deposit ...........................                 0            (92,782)                 0
  Release of restricted certificate of deposit ............................            92,782                  0                  0
                                                                                    ---------          ---------          ---------
  Net cash used in investing activities ...................................          (499,590)          (414,881)           (53,157)
                                                                                    ---------          ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from minority investor ....................................           748,500            796,356            870,000
  Distributions to minority investor ......................................                 0            (56,925)                 0
  Payments to affiliates ..................................................            (4,770)                 0           (509,000)
  Principal payments on note payable ......................................                 0                  0            (26,205)
                                                                                    ---------          ---------          ---------
      Net cash provided by financing activities ...........................           743,730            739,431            334,795
                                                                                    ---------          ---------          ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS ..............................................            81,268             12,045               (680)

CASH AND CASH EQUIVALENTS - Beginning of  year ............................            16,171              4,126              4,806
                                                                                    ---------          ---------          ---------
CASH AND CASH EQUIVALENTS - End of year ...................................         $  97,439          $  16,171          $   4,126
                                                                                    =========          =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest ..................................         $ 240,000          $ 326,927          $ 340,780
                                                                                    =========          =========          =========

                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Pacific Development Fund III (the "Partnership") was organized on June 5, 1984 in accordance with the provisions of the California Uniform Limited Partnership Act to acquire, develop and operate certain commercial and industrial real properties. S-P Properties, Inc. is the General Partner and manager of the Partnership. On December 30, 1994, all of the outstanding stock of TCP, Inc. was sold to Finance Factors, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. Finance Factors was a subsidiary of CGS Real Estate Company, Inc., a national real estate company. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc.

In February 1985, the Partnership acquired land in San Diego, California as the first step in the development of Sierra Sorrento I. This 43,100 square foot industrial/warehouse project was completed in February 1986. In October 1986, the Partnership acquired land in Anaheim, California for the development of Sierra Vista. This Property, a 102,855 square foot industrial/office project, was completed in April 1988.

In April 1993, the Partnership created a California general partnership (Sorrento I Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Sorrento I property. In February 1994, the Partnership formed a California general partnership with SMMP known as Sierra Vista Partners to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Vista property. The Partnership contributed the properties and SMMP contributed cash to these newly formed partnerships. SMMP has made additional contributions in 1994, 1995 and 1996 to these partnerships.

At December 31, 1996, the Partnership's remaining real estate is a 62.26% equity interest in Sierra Vista Partners and a 24.94% minority interest in Sorrento I Partners.

BASIS OF FINANCIAL STATEMENTS

The Partnership maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture as of December 31, 1996 (see Note 4). All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page two

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1996 and 1995 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and note payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the note payable approximates the carrying value based on market rates at December 31, 1996. The fair value of due from affiliates can not be determined due to the related party nature of this receivable.

INCOME-PRODUCING PROPERTY

Property and tenant improvements are carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from one to thirty years. Tenant improvements incurred at the initial leasing of the properties are depreciated over ten years and tenant improvements incurred at the re-leasing of the properties are depreciated over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and the resulting gain or loss is reflected in income or deferred income as appropriate.

The Partnership employs a systematic approach in determining whether the value of income-producing property has been impaired. Prior to 1995, a provision for loss on a property was established if the appraised value of the property declined below its book value due to what the General Partner believed to be an other than temporary condition. A complete appraisal was performed on the property as of December 31 each year. A provision for loss on the properties was established as the appraised value of the properties declined below book value because of depressed real estate market conditions, which the General Partner believed to be other than temporary.

Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No additional provision was required with the implementation of this Statement.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The investment in unconsolidated joint venture is stated at cost and is adjusted for the partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page three

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease.

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan.

RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Rent receivable consists of (a) unbilled rent - the difference between rent recognized on the straight-line method and actual cash due; and (b) billed rent
- rent due but not yet received.

CALCULATION OF EQUITY AND NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Equity and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by 36,521, the number of limited partnership units outstanding.


2.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1996 and 1995, is as follows:
                                                            1996          1995
                                                          --------      --------
Other assets:
   Prepaid expenses ................................      $ 34,686      $ 60,669
   Deferred loan costs, net of accumulated
     amortization of $5,035 in 1996
     and $44,033 in 1995 ...........................           315        12,647
   Deferred leasing costs, net of accumulated
     amortization of $121,924 in 1996 and $91,276
     in 1995 .......................................       119,689        93,880
                                                          ========      ========
                                                          $154,690      $167,196
                                                          ========      ========
Accrued and other liabilities:
   Accounts payable ................................      $106,400      $ 92,776
   Accrued expenses ................................         8,543         3,121
   Security deposits ...............................        82,248        51,088
   Interest payable ................................        20,000        20,000
   Other ...........................................         8,365         5,278
                                                          ========      ========
                                                          $225,556      $172,263
                                                          ========      ========

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page four

3.   GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

In 1992 and 1993, a former affiliate of the General Partner loaned the Partnership funds to finance negative cash flows from operations and property additions. In 1994, the Partnership entered into a joint venture (see Note 4) and the loans were repaid.

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 1996, 1995 and 1994 were $38,873, $23,615 and $40,968, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $73,047, $55,468 and $56,545 for such services for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1996, 1995 and 1994 the affiliate received $7,782, $20,576 and $4,917, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate of the General Partner is paid initial leasing costs. For the years ended December 31, 1996 and 1995 these fees amounted to $91,660 and $46,838, respectively, and were recorded as deferred leasing costs. For the year ended December 31, 1994 the affiliate also received $7,125 for leasing supervision costs that were recorded as part of renting expenses of the properties. No such costs were incurred in 1995 and 1996.

During 1996, the Partnership made a short-term, non-interest bearing loan to an affiliate. Repayment is expected in 1997.


4.   INCOME-PRODUCING PROPERTIES

At December 31, 1996 and 1995 the total cost and accumulated depreciation of the property are as follows:
                                                   1996                1995
                                               ------------         -----------
Land ..................................        $  2,878,269         $ 2,878,269
Building and improvements .............           7,350,947           6,765,845
                                               ------------         -----------
           Total ......................          10,229,216           9,644,114

Accumulated depreciation ..............          (2,801,334)         (2,344,100)
Valuation allowance ...................          (1,600,000)         (1,600,000)
                                               ------------         -----------
           Net ........................        $  5,827,882         $ 5,700,014
                                               ============         ===========

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page five


On April 1, 1993, the Sierra Sorrento I property was transferred to a joint venture called Sorrento I Partners (Note 5). The historical cost basis of the property and related assets at the date of transfer was $2,662,877 and the outstanding balance of the related debt was $2,986,024 with accrued interest of $22,824.

On February 1, 1994, the Partnership formed a joint venture with Sierra Mira Mesa Partners ("SMMP"), an affiliate. The joint venture, known as Sierra Vista Partners ("SVP"), was formed as a California general partnership to develop and operate the Sierra Vista property. The Partnership had an 81.5% equity interest with its contribution of Sierra Vista. Such interest was computed based upon the estimated fair value of SVP's net assets at the date of formation of the joint venture. SMMP was allocated an 18.5% initial equity interest in SVP in exchange for its $600,000 cash contribution. SMMP made additional cash contributions amounting to $270,000, $796,356 and $748,500 and received distributions amounting to $0, $56,925 and $0 during 1994, 1995 and 1996, respectively. The percentage interests of the Partnership and SMMP are to be adjusted every January 1st during the term of SVP, beginning January 1, 1995. Accordingly, as of January 1, 1995 and 1996, the Partnership's interest in SVP was reduced to 75.28% and 62.26%, respectively, and SMMP's interest was increased to 24.72% and 37.74%, respectively. On January 1, 1997, the Partnership's interest in SVP will be reduced to 52.95% and SMMP's interest will be increased to 47.05%. Under the terms of the SVP joint venture agreement, SMMP will receive preferential cash distributions of available "Distributable Funds" from the operation of SVP or sale of its property to the extent of its capital contributions. Additional Distributable Funds are allocable to the Partnership to the extent of the deemed fair value of its property contribution, and the remainder to the Partnership and SMMP in proportion to their respective equity interests.

Future minimum base rental income, under the existing operating leases for the Sierra Vista property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                       Straight-line             Cash
 YEAR ENDING DECEMBER 31,                 Basis                 Basis
-------------------------              -------------         -------------

             1997                    $      642,629        $      665,999
             1998                           479,876               514,002
             1999                           283,518               295,742
             2000                           146,843               159,909
             2001                            82,608                92,906
           Thereafter                        24,651                29,015
                                       -------------         -------------

              Total                  $    1,660,125        $    1,757,573
                                       =============         =============

No tenant or group of mutually controlled tenants generated 10% or more of 1996 rental income.

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page six

5.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sorrento I Partners ("SIP") was formed on April 1, 1993 between the Partnership and SMMP, an affiliate, to develop and operate the real property known as Sorrento I, an industrial building located in San Diego, California. One tenant leased the entire 43,100 rentable square feet of Sorrento I in 1996. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. Sierra Sorrento I was vacant all of 1995. At December 31, 1996, the Partnership has a 24.94% equity interest with its contribution of Sierra Sorrento I and the related debt; SMMP has a 75.06% equity interest with its $944,077 cumulative cash contributions during 1993, 1994 and 1995.

SIP had a non-recourse bank note payable with an original principal balance of $3,000,000 collateralized by real and personal property. The original maturity of the note was July 1998 and the note included a discounted payoff option of $1,500,000. CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The excess of the net carrying amount of the balance due under the bank note agreement, net of unamortized deferred loan fees, over the balance due under the CGS Agreement was recognized as an extraordinary item in the current year.

Reference is made to the audited financial statements of Sorrento I Partners included herein.

6.   NOTE PAYABLE

In August 1995, the Partnership's non-recourse note payable, secured by the Sierra Vista property, was restructured. The restructure extended the note maturity from May 1996 to February 1997 and increased the collateral of real and personal property to include a certificate of deposit in the amount of $92,782. The assignment of the certificate of deposit provides for the release of this collateral when the property achieves a 90% occupancy rate. The property is 91% occupied at December 31, 1996. The annual interest rate was reduced from 3% above Bank of America's prime rate to a fixed rate of 8% retroactive to June 1995. The required monthly interest payments were reduced from $31,700 to $20,000 effective August 1995.

On April 10, 1997, the Partnership's note was paid off. On the same date, the Partnership entered into a new loan agreement in the amount of $3,050,000. This loan, which is secured by the Sierra Vista property, bears interest at 9.375 % and calls for monthly principal and interest payments of $25,807.02 on the first day of each month. Such payments shall continue until May 2007, when the indebtedness is due in full. There is a 1% premium for prepayment of this note.

7.   PARTNERS' EQUITY

Accrual basis profits and losses resulting from operations of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. Currently, the Partnership does not meet the criteria for distributing cash to the General Partner, and it cannot reasonably predict when the criteria will be met. Accordingly, no accrual basis profits and losses from operations were allocated to the General Partner.

Upon any sale, refinancing or other dispositions of the Partnership's real properties, allocations and distributions will be made to the Limited Partners until they have received distributions from the sale or financing proceeds in an amount equal to 100% of their unreturned capital. Thereafter, distributions generally will be allocated 1% to the General Partner and 99% to the Limited Partners until the Limited Partners have received distributions from all sources equal to the sum of their respective priority distributions (an amount equal to 15% per annum cumulative on each Limited Partner's unreturned capital).

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page Seven

However, after the Limited Partners have received distributions of sale or financing proceeds equal to their unreturned capital plus distributions from all sources equal to a cumulative but not compounded return of 6% per annum on their unreturned capital, the General Partner may be entitled to special distributions not to exceed 3% of the gross sales prices of properties sold by the Partnership. Thereafter, the General Partners will be entitled to receive incentive distributions which, when aggregated with the 1% distributions to the General Partner described in the preceding sentence, will equal 20% of the total net sale or financing proceeds available for distribution to the Partners. Any remaining sale or financing proceeds will be distributed to the Limited Partners.

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sorrento I Partners

We have audited the accompanying balance sheets of Sorrento I Partners, a California general partnership, (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sorrento I Partners as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 1997

                               SORRENTO I PARTNERS
                       (A California General Partnership)

                                 BALANCE SHEETS
                           December 31, 1996 and 1995

                                                                                                December 31,            December 31,
                                                                                                   1996                     1995
                                                                                               ----------               -----------
ASSETS
Cash and cash equivalents ......................................................               $   20,362               $    44,975
Receivables:
   Unbilled rent (Notes 1 and 4) ...............................................                   13,962                         0
   Other .......................................................................                   14,162                         0
Due from affiliates (Note 3) ...................................................                    4,770                         0
Income-producing property - net of accumulated
   depreciation of $1,170,370 in 1996 and
     $1,057,537 in 1995 (Notes 1 and 4) ........................................                2,541,614                 2,218,597
Other assets (Notes 1 and 2) ...................................................                  171,776                    63,751
                                                                                               ----------               -----------
Total Assets ...................................................................               $2,766,646               $ 2,327,323
                                                                                               ==========               ===========
LIABILITIES AND GENERAL PARTNERS' EQUITY (DEFICIT)
Accrued and other liabilities (Note 2) .........................................               $   24,393               $    28,904
Note payable (Note 5) ..........................................................                        0                 2,782,863
Note payable to affiliate (Note 5) .............................................                  750,000                         0
                                                                                               ----------               -----------
Total Liabilities ..............................................................                  774,393                 2,811,767
                                                                                               ----------               -----------
General Partners' equity (deficit) (Notes 1 and 6) .............................                1,992,253                  (484,444)
                                                                                               ----------               -----------
Total Liabilities and General Partners' equity (deficit) .......................               $2,766,646               $ 2,327,323
                                                                                               ==========               ===========

                             See Accompanying Notes

                               SORRENTO I PARTNERS
                       (A California General Partnership)

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                      1996               1995               1994
                                                                                  -----------          ---------          ---------
Revenues:
   Rental income (Note 1) ...............................................         $   189,177          $       0          $ 351,691
                                                                                  -----------          ---------          ---------
      Total revenues ....................................................             189,177                  0            351,691
                                                                                  -----------          ---------          ---------
Expenses:
   Operating expenses:
   Depreciation and amortization ........................................             149,618            136,089            154,876
   Property taxes and insurance .........................................              22,068             39,208             43,250
   Administrative fees (Note 3) .........................................              33,714             40,354             51,575
   Maintenance and repairs ..............................................              24,458             31,500             47,420
   Management fees (Note 3) .............................................              13,003                  0             21,101
   Utilities ............................................................               7,062             16,175              2,443
   Legal and accounting .................................................              18,216             26,090             37,425
   General and administrative ...........................................               4,362             29,041              8,322
   Salaries and payroll taxes ...........................................                   0              1,561              9,663
   Renting expenses .....................................................               3,300                  0              6,380
   Other operating expenses .............................................               7,614              8,980              6,094
                                                                                  -----------          ---------          ---------
   Total operating expenses .............................................             283,415            328,998            388,549

Interest ................................................................             144,646            310,575            264,274
                                                                                  -----------          ---------          ---------
      Total expenses ....................................................             428,061            639,573            652,823
                                                                                  -----------          ---------          ---------
LOSS BEFORE EXTRAORDINARY GAIN ..........................................            (238,884)          (639,573)          (301,132)
                                                                                  -----------          ---------          ---------
EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT (NOTE 5) ...................           1,200,381                  0                  0
                                                                                  -----------          ---------          ---------
NET INCOME (LOSS) .......................................................         $   961,497          $(639,573)         $(301,132)
                                                                                  ===========          =========          =========

                             See Accompanying Notes

                               SORRENTO I PARTNERS
                       (A California General Partnership)

           STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY (DEFICIT)
       From April 1, 1993 (Inception of Partnership) to December 31, 1993
            and for the Years Ended December 31, 1996, 1995 and 1994

                                                                                                   General Partners
                                                                              ------------------------------------------------------
                                                                              Sierra Pacific           Sierra
                                                                                Development           Mira Mesa
                                                                                 Fund III             Partners              Total
                                                                                 ---------          -----------          ----------
Contributions at inception, April 1, 1993 ..............................         $(246,972)         $   383,836         $   136,864
Net loss ...............................................................          (108,308)            (132,537)           (240,845)
                                                                                 ---------          -----------          ----------
General Partners' equity (deficit) - December 31, 1993 .................          (355,280)             251,299            (103,981)
Net loss ...............................................................          (135,419)            (165,713)           (301,132)
Contributions ..........................................................                 0               60,000              60,000
                                                                                 ---------          -----------          ----------
General  Partners' equity (deficit) - December 31, 1994 ................          (490,699)             145,586            (345,113)
Net loss ...............................................................          (264,847)            (374,726)           (639,573)
Contributions ..........................................................                 0              500,242             500,242
                                                                                 ---------          -----------          ----------
General  Partners' equity (deficit) - December 31, 1995 ................          (755,546)             271,102            (484,444)
Net income .............................................................           413,857              547,640             961,497
Contributions ..........................................................                 0            1,551,100           1,551,100
Distributions ..........................................................                 0              (35,900)            (35,900)
                                                                                 ---------          -----------          ----------
General Partners' equity (deficit) - December 31, 1996 .................         $(341,689)         $ 2,333,942          $1,992,253
                                                                                 =========          ===========          ==========

                             See Accompanying Notes

                               SORRENTO I PARTNERS
                       (A California General Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                     1996                 1995                1994
                                                                                  -----------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .....................................................         $   961,497          $(639,573)         $(301,132)
  Adjustments to reconcile net income (loss)
  to cash used in operating activities:
    Gain from extinguishment of debt ....................................          (1,200,381)                 0                  0
    Depreciation and amortization .......................................             149,618            136,089            154,876
    (Increase) decrease in rent receivable ..............................             (13,962)             5,880             (1,645)
    Increase in other receivables .......................................             (14,162)                 0                  0
    Increase in other assets ............................................            (178,536)            (7,849)            (2,538)
    (Decrease) increase in accrued and other liabilities ................              (4,511)            74,411             74,913
                                                                                  -----------          ---------          ---------
  Net cash used in operating activities .................................            (300,437)          (431,042)           (75,526)
                                                                                  -----------          ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions .....................................            (446,630)                 0                  0
                                                                                  -----------          ---------          ---------
  Net cash used in investing activities .................................            (446,630)                 0                  0
                                                                                  -----------          ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to affiliates ..............................................              (4,770)                 0                  0
    Contributions by the General Partners ...............................           1,551,100            500,242             60,000
    Distributions to the General Partners ...............................             (35,900)                 0                  0
    Principal payments on note payable ..................................            (787,976)           (33,856)           (59,275)
                                                                                  -----------          ---------          ---------
      Net cash provided by financing activities .........................             722,454            466,386                725
                                                                                  -----------          ---------          ---------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS .................................................             (24,613)            35,344            (74,801)

CASH AND CASH EQUIVALENTS - Beginning of period .........................              44,975              9,631             84,432
                                                                                  -----------          ---------          ---------
CASH AND CASH EQUIVALENTS - End of period ...............................         $    20,362          $  44,975          $   9,631
                                                                                  ===========          =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the period for interest ..............................         $   164,898          $ 223,811          $ 197,852
                                                                                  ===========          =========          =========

During 1995 and 1994, accrued interest was added to the note payable principal balance in the amounts of $85,709 and $41,389, respectively. During 1996, Sorrento I exercised a discounted payoff option on its notes payable that resulted in a $1,200,381 extraordinary gain. These are noncash transactions not reflected in the above statement of cash flows.

                             See Accompanying Notes

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sorrento I Partners ("SIP") was formed as a California general partnership on April 1, 1993 between Sierra Mira Mesa Partners ("SMMP") and Sierra Pacific Development Fund III ("SPDFIII") to develop and operate the real property known as Sorrento I, an industrial building, located in San Diego, California. The property contains 43,100 square feet and is located adjacent to Sierra Mira Mesa office building, which is owned and operated by Sierra Mira Mesa Partners. In 1993, SMMP contributed cash of $383,836 for a 55.03% interest and SPDFIII contributed the property and all associated encumbrances for a 44.97% interest in the Partnership. The partnership agreement calls for a recalculation of the percentage ownership interest each year on January 1st to account for the Partner's aggregate capital contributions and distributions since inception through the prior year. During 1994 and 1995, SMMP contributed an additional $60,000 and $500,242, respectively, increasing their percentage interest to 75.06% as of December 31, 1996 and decreasing SPDFIII's percentage interest to 24.94%. During 1996, SMMP contributed $1,551,100 and received distributions of $35,900, increasing their percentage interest to 88.69% and decreasing SPDFIII's percentage interest to 11.31% effective January 1, 1997.

S-P Properties, Inc. is the General Partner of SPDFIII and of SMMP's general partners, Sierra Pacific Development Fund II and Sierra Pacific Pension Investors '84. On December 30, 1994, all of the outstanding stock of TCP, Inc. was sold to Finance Factors, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. Finance Factors was a subsidiary of CGS Real Estate Company, Inc., a national real estate company. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc.

BASIS OF FINANCIAL STATEMENTS

The Partnership maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1996 and 1995 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and note payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the note payable approximates the carrying value based on market rates at December 31, 1996. The fair value of due from affiliates can not be determined due to the related party nature of this receivable.

Sorrento I Partners
Notes to Financial Statements
Page two

INCOME-PRODUCING PROPERTIES

Property and tenant improvements are carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from seven to thirty years. Tenant improvements incurred at the initial leasing of the property are depreciated over ten years and tenant improvements incurred at the re-leasing of the property are depreciated over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income or deferred income as appropriate.

The Partnership employs a systematic approach in determining whether the value of income-producing property has been impaired. Prior to 1995, a provision for loss on a property was established if the appraised value of the property declined below its book value due to what the General Partner believed to be an other than temporary condition. A complete appraisal was performed on the property as of December 31 each year. A complete appraisal was performed on the property as of December 31, 1994 that indicated an appraised value in excess of the historical cost basis of the property.

Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No provision was required due to the implementation of this Statement.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease.

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan.

RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Unbilled rent receivable represents the difference between rent recognized on the straight-line method and actual cash due.

Sorrento I Partners
Notes to Financial Statements
Page three

2.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1996 and 1995, is as follows:
                                                             1996         1995
                                                           --------      -------
Other assets:
  Prepaid expenses ..................................      $  2,597      $ 2,600
  Deferred loan costs, net of accumulated
    amortization of $26 in 1996 and
    $125,175 in 1995 ................................           991       53,664
  Deferred leasing costs, net of accumulated
    amortization of $16,822 in 1996 .................       162,671            0
  Tax impounds ......................................         5,517        7,429
  Deposits ..........................................             0           58
                                                           --------      -------
                                                           $171,776      $63,751
                                                           ========      =======
Accrued and other liabilities:
   Accounts payable .................................      $ 18,555      $ 2,815
   Interest payable .................................         5,838       26,089
                                                           --------      -------
                                                           $ 24,393      $28,904
                                                           ========      =======
3.      GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the property. Management fees paid to affiliates for the years ended December 31, 1996, 1995 and 1994 were $13,003, $0 and $21,101, respectively.

SIP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SIP such as accounting, data processing and similar services. The affiliate was reimbursed $33,714, $31,001 and $51,575, respectively, for such services for the years ended December 31, 1996, 1995 and 1994. Additionally, SIP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1996, 1995 and 1994 the affiliate received $33,084, $0 and $1,188, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SIP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 1996 and 1995 these fees amounted to $59,563 and $0, respectively, and were recorded as deferred leasing costs. The affiliate also received $6,201 in 1994 for leasing supervision costs that were recorded as part of the operating expenses of the property. No such costs were incurred in 1995 and 1996.

During 1996, the Partnership made non-interest bearing, short-term advances to affiliates. Repayment is expected in 1997.

Reference is made to Note 5.

Sorrento I Partners
Notes to Financial Statements
Page four

4.      INCOME-PRODUCING PROPERTIES

At December 31, 1996 and 1995 the total cost and accumulated depreciation of the property are as follows:


                                                    1996                1995
                                                -----------         -----------
Land ...................................        $ 1,305,518         $ 1,305,518
Building and improvements ..............          2,406,466           1,970,616
                                                -----------         -----------
           Total .......................          3,711,984           3,276,134

Accumulated depreciation ...............         (1,170,370)         (1,057,537)
                                                -----------         -----------
           Net .........................        $ 2,541,614         $ 2,218,597
                                                ===========         ===========

Future minimum base rental income to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

            Year
           Ending                 Straight-line            Cash
        December 31,                  Basis                Basis
------------------------          -------------         ----------

           1997                   $  283,635            $  262,692
           1998                      283,635               273,196
           1999                      283,635               278,448
           2000                      283,635               289,584
           2001                      283,635               295,152
         Thereafter                  378,181               411,246
                                  ----------            ----------

            Total                 $1,796,356            $1,810,318
                                  ==========            ==========

The Partnership relied on one tenant for 100% of 1996 rental income. The principal business of the tenant is research and development in the communications sector.

Sorrento I Partners
Notes to Financial Statements
Page five

5.       NOTE PAYABLE

The Partnership had a non-recourse bank note payable with an original principal balance of $3,000,000 collateralized by real and personal property. The annual interest rate of the note was variable at bank prime plus 2-1/2% with a minimum rate of 9% and maximum rate of 15-1/2%. The original maturity of the note was July 1998 and the note included a discounted payoff option of $1,500,000.

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, the Partnership made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, calls for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate is fixed at 9.34% per annum for the first year of the note and will thereafter be the one year Treasury rate plus 375 basis points.

At any time upon 120 days written notice to CGS, the Partnership may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

The excess of the net carrying amount of the balance due under the bank note agreement, net of unamortized deferred loan fees, over the balance due under the CGS Agreement was recognized as an extraordinary item in the current year of $1,200,381.

Annual maturities under the CGS Agreement as of December 31, 1996 are: $14,237 in 1997; $15,625 in 1998; $17,149 in 1999; $18,821 in 2000; $20,656 in 2001; and
$663,512 thereafter.


6.       GENERAL PARTNERS' EQUITY (DEFICIT)

In accordance with the partnership agreement, accrual basis losses resulting from operations of the Partnership are first allocated to the General Partners in proportion to the relative amounts of net cumulative Partnership profits until such allocated losses equal the previously allocated net cumulative Partnership profits. Then, losses are allocated in proportion to the Partners' percentage interests as computed January 1st of the year in which the loss occurred.

Likewise, accrual basis profits resulting from operations of the Partnership are first allocated to the General Partners in proportion to the relative amounts of net cumulative Partnership losses until such allocation of profits equals the previously allocated net cumulative Partnership losses. Then, profits are allocated in proportion to the distributions made to the Partners during the year.

Upon dissolution of the Partnership, any proceeds should be distributed first to Sierra Mira Mesa as a return of capital in proportion to its aggregate unreturned capital contributed and then to Sierra Pacific Development Fund III in proportion to its aggregate unreturned capital contributed. Any remaining proceeds shall be first distributed pro rata in proportion to the partners' positive balances in their capital accounts and then in accordance with their percentage interest in the year of dissolution.

                    EXECUTIVE OFFICERS OF THE GENERAL PARTNER

The Executive Officers of S-P Properties, Inc., the General Partner are as follows:

NAME                               POSITION
-------------------                ------------------------------------------
Thomas N. Thurber                  President and Director

Dawson L. Davenport                Vice President

Steven M. Speier                   Secretary/Treasurer and Director

William J. Carden                  Assistant Secretary/Treasurer and Director

The 10-K Report sent to the Securities and Exchange Commission contains additional information on the Partnership's operations and is available to Limited Partners upon request.
                                       40