Form 10-Q
period 1997-03-31
SIERRA PACIFIC DEVELOPMENT FUND III
filed 1997-05-14
CIK 747680

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                          March 31, 1997
                       ------------------------------------------------------
Commission file number                        0-14276
                       ------------------------------------------------------

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

         State of California                           33-0043953
--------------------------------------    -------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
     incorporaton or organization)               Identification Number)


     5850 San Felipe, Suite 500
           Houston, Texas                                 77057
--------------------------------------    -------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
including area code:                              (713) 706-6271
                                          -------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                 Page number
                                                                -------------
Consolidated Balance Sheets - March 31, 1997 and December 31, 1996    4

Consolidated Statements of Operations - For the Three Months Ended
March 31, 1997 and 1996                                               5

Consolidated Statements of Changes in Partners' Equity - From June
5, 1984 (inception of the Partnership) to December 31, 1996 and
For the Three Months Ended March 31, 1997                             6

Consolidated Statements of Cash Flows - For the Three Months Ended
March 31, 1997 and 1996                                               7

Notes to Consolidated Financial Statements                            8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 52.95% interest in the Sierra Vista Partnership operates the Sierra Vista property. In addition, the Partnership holds a 11.31% interest in Sorrento I Partners ("SIP"), which operates the Sierra Sorrento I property.

(b)         RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1997 decreased by $8,000, or 5%, when compared to the corresponding period in the prior year, primarily due to rent concessions given to new tenants for build-out delays in the first quarter of 1997. This decrease was offset by an increase in occupancy for the same period. Operating expenses increased by $7,000, or 7%, principally due to higher utilities and maintenance and repair costs. Depreciation and amortization expenses increased by $19,000, or 14%, due to significant capital expenditures for tenant improvements and leasing commissons associated with the increased occupancy of the Property. Interest expense increased by $79,000, due to the accrual of interest expense associated with the refinance of the Property in April 1997.

The Partnership's share of income (loss) from investment in SIP was $3,000 for the three months ended March 31, 1997 compared to ($36,000) for the corresponding period in the prior year due to occupancy of the Sorrento I property. Sorrento I Partners entered into a lease with a tenant for all the square footage of the Sorrento I property in May 1996. The Property was vacant throughout the first quarter of 1996.

(c)         LIQUIDITY AND CAPITAL RESOURCES

On April 10, 1997, the mortgage lien with a principal balance of $3,410,795, which matured in February 1997, was paid off. On this same date, the Partnership entered into a new loan agreement in the amount of $3,050,000. This loan is secured by the Sierra Vista property.

As of March 31, 1997, the Partnership is in an illiquid position. Total cash and billed receivables amount to $153,137 compared to $436,531 of accrued and other liabilities. Significant capital expenditures were required in 1996 for tenant improvements. This significant build out work is substantially complete at March 31, 1997.

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

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                      March 31,     December 31,
                                                        1997            1996
                                                    ------------    ------------
ASSETS

Cash and cash equivalents ......................    $    101,761    $     97,439
Receivables:
    Unbilled rent ..............................          85,535          97,448
    Billed rent ................................          51,376          88,445
Other ..........................................               0           1,261
Due from affiliates ............................           4,770           4,770
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $4,534,828 and $4,401,334,
  respectively .................................       5,929,726       5,827,882
Other assets ...................................         142,669         154,690
                                                    ------------    ------------
Total Assets ...................................    $  6,315,837    $  6,271,935
                                                    ============    ============
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ..................    $    436,531    $    225,556
Due to affiliates ..............................         101,823               0
Note payable ...................................       3,410,795       3,410,795
Investment in unconsolidated
  joint venture ................................         339,064         341,689
                                                    ------------    ------------
Total Liabilities ..............................       4,288,213       3,978,040
                                                    ------------    ------------
Minority interest in consolidated
  joint venture ................................       1,670,692       1,797,208
                                                    ------------    ------------
Partners' equity :
  General Partner ..............................               0               0
  Limited Partners:
    60,000 units authorized,
    36,521 issued and outstanding ..............         356,932         496,687
                                                    ------------    ------------
Total Partners' equity .........................         356,932         496,687
                                                    ------------    ------------
Total Liabilities and Partners' equity .........    $  6,315,837    $  6,271,935
                                                    ============    ============

                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND DECEMBER 31, 1996

                                                      1997             1996
                                                  ------------     ------------
REVENUES:
  Rental income ..............................    $    141,806     $    149,754
                                                  ------------     ------------
       Total revenues ........................         141,806          149,754
                                                  ------------     ------------
EXPENSES:
    Operating expenses .......................         111,210          104,276
    Depreciation and amortization ............         152,249          133,410
    Interest .................................         147,244           68,216
                                                  ------------     ------------
       Total costs and expenses ..............         410,703          305,902
                                                  ------------     ------------
LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE
   INCOME (LOSS) .............................        (268,897)        (156,148)
                                                  ------------     ------------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSS) ...............           2,626          (36,004)
                                                  ------------     ------------
LOSS BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   LOSS ......................................        (266,271)        (192,152)
                                                  ------------     ------------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ............         126,516           60,226
                                                  ------------     ------------
NET LOSS .....................................    $   (139,755)    $   (131,926)
                                                  ============     ============

Net loss per limited partnership unit ........    $      (3.83)    $      (3.61)
                                                  ============     ============

                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        FROM JUNE 5, 1984 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1996
                  AND FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                        Limited Partners                          Total
                                     -------------------------     General       Partners'
                                      Per Unit        Total        Partner        Equity
                                     -----------   -----------   -----------   -----------
Proceeds from sale of
  partnership units ...............  $    250.00   $ 9,222,500                 $ 9,222,500
Underwriting commissions
  and other organization expenses .       (37.00)   (1,364,985)                 (1,364,985)
Repurchase of 369 partnership units        (0.18)      (85,005)                    (85,005)
Cumulative net income (loss)
  (to December 31, 1996) ..........      (188.03)   (6,866,976)  $    21,522    (6,845,454)
Cumulative distributions
  (to December 31, 1996) ..........       (11.19)     (408,847)      (21,522)     (430,369)
                                     -----------   -----------   -----------   -----------
Partners' equity - January 1, 1996         13.60       496,687             0       496,687
Net loss ..........................        (3.83)     (139,755)                   (139,755)
                                     -----------   -----------   -----------   -----------
Partners' equity - March 31, 1997 .  $      9.77   $   356,932   $         0   $   356,932
                                     ===========   ===========   ===========   ===========

                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 and 1996

                                                             1997        1996
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................  $(139,755)  $(131,926)
  Adjustments to reconcile net loss
  to cash provided by (used in) operating activities:
    Depreciation and amortization ......................    152,249     133,410
    Partnership's share of unconsolidated
      joint venture (income) loss ......................     (2,626)     36,004
    Minority interest in consolidated
      joint venture loss ...............................   (126,516)    (60,226)
    Decrease (increase) in rent receivable .............     48,982     (11,928)
    Decrease in other receivables ......................      1,261           0
    Increase in other assets ...........................     (3,952)     (7,140)
    Increase (decrease) in accrued and other liabilities    210,975     (50,007)
                                                          ---------   ---------
    Net cash provided by (used in) operating activities     140,618     (91,813)
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................   (238,119)   (155,251)
                                                          ---------   ---------
    Net cash used in investing activities ..............   (238,119)   (155,251)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions from minority investor ...............          0     239,000
    Loan from affiliate ................................    101,823           0
                                                          ---------   ---------
    Net cash provided by financing activities ..........    101,823     239,000
                                                          ---------   ---------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ...............................      4,322      (8,064)

CASH AND CASH EQUIVALENTS
   Beginning of period .................................     97,439      16,171
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS
   End of period .......................................  $ 101,761   $   8,107
                                                          =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest .............  $  40,000   $  60,000
                                                          =========   =========

                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.    ORGANIZATION

In April 1993, the Partnership created a general partnership (Sorrento I Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Sorrento I property. In February 1994, the Partnership formed a joint venture with SMMP known as Sierra Vista Partners to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Vista property. The Partnership Agreements of Sorrento I Partners and Sierra Vista Partners (the "Agreements") were amended effective January 1, 1995 to consider both contributions and distributions when calculating each partners' percentage interest at January 1 of each year as called for by the Agreements. Accordingly, on January 1, 1997, the Partnership's interest in Sierra Vista Partners was decreased from 62.26% to 52.95% to reflect 1996 contributions by SMMP.

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture at March 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1996.

3.    RELATED PARTY TRANSACTIONS

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

                                    UNAUDITED

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page two


Included in the financial statements for the three months ended March 31, 1997 and 1996 are affiliate transactions as follows:

                                                      March 31
                                                  ----------------
                                                   1997     1996
                                                  -------  -------
             Management fees ...................  $10,900  $ 8,120
             Administrative fees ...............   15,140   11,783
             Leasing fees ......................        0   33,573
             Construction supervision fees .....   56,444        0



INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sorrento I Partners ("SIP") was formed on April 1, 1993 between the Partnership and Sierra Mira Mesa Partners, an affiliate, to develop and operate the real property known as Sierra Sorrento I (the "Property"), an industrial building located in San Diego, California. At March 31, 1997, the Partnership has a 11.31% equity interest with its contribution of Sierra Sorrento I and the related debt. This investment is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

Summarized income statement information for SIP for the three months ended March 31, 1997 and 1996 follows:

                                                     March 31
                                                --------------------
                                                   1997       1996
                                                ---------  ---------
           Rental income .....................  $  70,909  $       0
           Total revenue .....................     70,909          0
           Operating expenses ................     15,432     35,031
           Net income (loss) .................      6,102   (144,364)

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

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
  Number        Description of Exhibit
-----------    --------------------------------
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


                            SIERRA PACIFIC DEVELOPMENT FUND III
                            a Limited Partnership
                            S-P PROPERTIES, INC.
                            General Partner


Date:  MAY 14, 1997         /s/ THOMAS N. THURBER
                            Thomas N. Thurber
                            President and Director

Date:  MAY 14, 1997         /s/ MICHELE E. JOHNSON
                            Michele E. Johnson
                            Chief Accounting Officer