Form 10-Q
period 1997-06-30
SIERRA PACIFIC DEVELOPMENT FUND III
filed 1997-08-13
CIK 747680

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended              June 30, 1997
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                     Page number
                                                                     -----------
Consolidated Balance Sheets - June 30, 1997 and December 31, 1996 ...      4
Consolidated Statements of Operations - For the Six Months
  Ended June 30, 1997 and 1996  and the Three Months Ended
  June 30, 1997 and 1996 ............................................      5
Consolidated Statements of Changes in Partners' Equity - From
  June 5, 1984 (inception of the Partnership) to December 31,
  1996 and for the Six Months Ended June 30, 1997 ...................      6
Consolidated Statements of Cash Flows - For the Six Months
  Ended June 30, 1997 and 1996 ......................................      7
Notes to Consolidated Financial Statements ..........................      8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)   OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 52.95% interest in the Sierra Vista Partnership which operates the Sierra Vista property (the "Property'). In addition, the Partnership holds a 11.31% interest in Sorrento I Partners ("SIP"), which operates the Sierra Sorrento I property.

(b)   RESULTS OF OPERATIONS

Revenues for the six months ended June 30, 1997 increased by $33,000, or 10%, when compared to the corresponding period in the prior year, primarily due to an increase in occupancy from 78% at June 30, 1996 to 84% at June 30, 1997. This increase was partially offset by rent concessions given to new tenants for build-out delays in the first quarter of 1997. Operating expenses increased by $7,000, or 3%, principally due to higher utilities and management fees resulting from the increased occupancy of the Property. Further, professional fees increased due to costs associated with the refinance of the Property in April 1997. Depreciation and amortization expenses increased by $40,000, or 15%, due to significant capital expenditures for tenant improvements and leasing commissons associated with the increased occupancy of the Property. Interest expense for the same period increased by $88,000, or 65%, due to the accrual of interest expense associated with the refinance of the Property.

The Partnership recognized virtually no income from its investment in SIP for the six months ended June 30, 1997 compared to $239,000 for the corresponding period in the prior year. Sorrento I Partners exercised a discounted payoff option in May 1996 and recorded an extraordinary gain of $1,200,000 in connection with this transaction.

(c)   LIQUIDITY AND CAPITAL RESOURCES

On April 10, 1997, the mortgage lien with a principal balance of $3,410,795, which matured in February 1997, was paid off. On this same date, the Partnership entered into a new loan agreement in the amount of $3,050,000. This loan is secured by the Sierra Vista property.

As of June 30, 1997, the Partnership is in an illiquid position. Total cash and billed receivables amount to $93,000 compared to $293,000 of accrued and other liabilities. Significant capital expenditures were required in 1996 for tenant improvements. This significant build out work is substantially complete at June 30, 1997.

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

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                               June 30, 1997   December 31, 1996
                                                ------------     ------------
ASSETS

Cash and cash equivalents ....................  $     20,808     $     97,439
Receivables:
  Unbilled rent ..............................        84,988           97,448
  Billed rent ................................        72,210           88,445
Other ........................................             0            1,261
Due from affiliates ..........................         4,770            4,770
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $4,671,103 and $4,401,334,
  respectively ...............................     5,814,960        5,827,882
Other assets .................................       360,913          154,690
                                                ------------     ------------

Total Assets .................................  $  6,358,649     $  6,271,935
                                                ============     ============

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ................  $    292,632     $    225,556
Due to affiliates ............................       795,965                0
Note payable .................................     3,046,827        3,410,795
Investment in unconsolidated
  joint venture ..............................       341,672          341,689
                                                ------------     ------------

Total Liabilities ............................     4,477,096        3,978,040
                                                ------------     ------------

Minority interest in consolidated
  joint venture ..............................     1,603,193        1,797,208
                                                ------------     ------------

Partners' equity :
  General Partner ............................             0                0
  Limited Partners:
    60,000 units authorized,
    36,521 issued and outstanding ............       278,360          496,687
                                                ------------     ------------

Total Partners' equity .......................       278,360          496,687
                                                ------------     ------------

Total Liabilities and Partners' equity .......  $  6,358,649     $  6,271,935
                                                ============     ============

                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 1997 and 1996
              and for the Three Months Ended June 30, 1997 and 1996

                                             Six Months Ended June 30,      Three Months Ended June 30,
                                           ----------------------------    ----------------------------
                                               1997            1996            1997            1996
                                           ------------    ------------    ------------    ------------
REVENUES:
  Rental income ........................   $    376,250    $    343,209    $    234,444    $    193,455
                                           ------------    ------------    ------------    ------------
       Total revenues ..................        376,250         343,209         234,444         193,455
                                           ------------    ------------    ------------    ------------
EXPENSES:
    Operating expenses .................        256,843         250,274         145,633         145,998
    Depreciation and amortization ......        307,017         266,918         154,768         133,508
    Interest ...........................        224,750         136,432          77,506          68,216
                                           ------------    ------------    ------------    ------------
       Total costs and expenses ........        788,610         653,624         377,907         347,722
                                           ------------    ------------    ------------    ------------
LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE
   INCOME (LOSS) .......................       (412,360)       (310,415)       (143,463)       (154,267)
                                           ------------    ------------    ------------    ------------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSS) .........             18         239,246          (2,608)        275,250
                                           ------------    ------------    ------------    ------------
(LOSS) INCOME BEFORE MINORITY
   INTEREST'S SHARE OF CONSOLIDATED
   JOINT VENTURE LOSS ..................       (412,342)        (71,169)       (146,071)        120,983
                                           ------------    ------------    ------------    ------------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ......        194,015         117,150          67,499          56,924
                                           ------------    ------------    ------------    ------------
NET (LOSS) INCOME ......................   $   (218,327)   $     45,981    $    (78,572)   $    177,907
                                           ============    ============    ============    ============
Net (loss) income per
  limited partnership unit .............   $      (5.98)   $       1.26    $      (2.15)   $       4.87
                                           ============    ============    ============    ============

                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        From June 5, 1984 (Inception of Partnership) to December 31, 1996
                   and for the Six Months Ended June 30, 1997

                                                Limited Partners                               Total
                                           ----------------------------      General         Partners'
                                             Per Unit         Total          Partner          Equity
                                           ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units ....................   $     250.00    $  9,222,500                    $  9,222,500
Underwriting commissions
  and other organization expenses ......         (37.00)     (1,364,985)                     (1,364,985)
Repurchase of 369 partnership units ....          (0.18)        (85,005)                        (85,005)
Cumulative net income (loss)
  (to December 31, 1996) ...............        (188.03)     (6,866,976)   $     21,522      (6,845,454)
Cumulative distributions
  (to December 31, 1996) ...............         (11.19)       (408,847)        (21,522)       (430,369)
                                           ------------    ------------    ------------    ------------
Partners' equity - January 1, 1996 .....          13.60         496,687               0         496,687
Net loss ...............................          (5.98)       (218,327)                       (218,327)
                                           ------------    ------------    ------------    ------------
Partners' equity - June 30, 1997 .......   $       7.62    $    278,360    $          0    $    278,360
                                           ============    ============    ============    ============

                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996

                                                       1997            1996
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ............................   $   (218,327)   $     45,981
  Adjustments to reconcile net (loss) income
   to cash provided by (used in) operating
   activities:
    Depreciation and amortization ..............        307,017         266,918
    Partnership's share of unconsolidated
      joint venture income .....................            (18)       (239,246)
    Minority interest in consolidated
      joint venture loss .......................       (194,015)       (117,150)
    Decrease (increase) in rent receivable .....         28,695         (39,221)
    Decrease in other receivables ..............          1,261               0
    Increase in other assets ...................       (240,689)        (12,603)
    Increase in accrued and other liabilities ..         67,076         114,525
                                                   ------------    ------------
    Net cash provided by (used in)
      operating activities .....................       (249,000)         19,204
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ............       (259,628)       (245,172)
                                                   ------------    ------------
    Net cash used in investing activities ......       (259,628)       (245,172)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Funding of note payable secured by property       3,050,000               0
    Principal payments on notes payable ........     (3,413,968)              0
    Contributions from minority investor .......              0         239,000
    Loan from affiliate ........................        795,965               0
                                                   ------------    ------------
    Net cash provided by financing activities ..        431,997         239,000
                                                   ------------    ------------
NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS .......................        (76,631)         13,032

CASH AND CASH EQUIVALENTS
   Beginning of period .........................         97,439         108,953
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS
   End of period ...............................   $     20,808    $    121,985
                                                   ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest .....   $    244,750    $    120,000
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

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture at June 30, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1996.

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

                                   Unaudited

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page two

Included in the financial statements for the six months ended June 30, 1997 and 1996 are affiliate transactions as follows:


                                                       June 30
                                                 -------------------
                                                   1997       1996
                                                 --------   --------
           Management fees ...................   $ 23,758   $ 18,385
           Administrative fees ...............     39,447     19,586
           Leasing fees ......................     48,126     52,461
           Construction supervision fees .....     56,444      7,782

4.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sorrento I Partners ("SIP") was formed on April 1, 1993 between the Partnership and Sierra Mira Mesa Partners, an affiliate, to develop and operate the real property known as Sierra Sorrento I (the "Property"), an industrial building located in San Diego, California. At June 30, 1997, the Partnership has a 11.31% equity interest with its contribution of Sierra Sorrento I and the related debt. This investment is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

Summarized income statement information for SIP for the six months ended June 30, 1997 and 1996 follows:


                                                          June 30
                                                ---------------------------
                                                    1997           1996
                                                ------------   ------------
   Rental income ............................   $    141,818   $     47,272
   Total revenue ............................        141,818         47,272
   Operating expenses .......................         45,130        159,450
   Income (loss) before extraordinary item ..             42       (241,103)
   Extraordinary gain .......................              0      1,200,467
   Net income ...............................             42        959,278

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

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

       Exhibit
        Number         Description of Exhibit
        ------         ----------------------
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


                                   SIERRA PACIFIC DEVELOPMENT FUND III
                                   a Limited Partnership
                                   S-P PROPERTIES, INC.
                                   General Partner

Date:  AUGUST  13, 1997            /S/ THOMAS N. THURBER
                                   Thomas N. Thurber
                                   President and Director

Date:  AUGUST 13, 1997             /S/ MICHELE E. JOHNSON
                                   Michele E. Johnson
                                   Chief Accounting Officer