Form 10-Q
period 1997-09-30
SIERRA PACIFIC DEVELOPMENT FUND III
filed 1997-11-12
CIK 747680

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter ended                     September 30, 1997
                      ----------------------------------------------------
Commission file number                      0-14276
                      ----------------------------------------------------

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

        State of California                        33-0043953
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 500
           Houston, Texas                            77057
-------------------------------------  -----------------------------------
  (Address of principal executive                  (Zip Code)
              offices)

Registrant's telephone
number, including area code:                    (713) 706-6271
                              -----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                         PAGE
                                                                        NUMBER
                                                                        -------
Consolidated Balance Sheets - September 30, 1997 and December 31, 1996    4

Consolidated Statements of Operations - For the Nine Months Ended
September 30, 1997 and 1996 and the Three Months Ended September 30,
1997 and 1996                                                             5

Consolidated Statements of Changes in Partners' Equity - From June 5,
1984 (inception of the Partnership) to December 31, 1996 and for the
Nine Months Ended September 30, 1997                                      6

Consolidated Statements of Cash Flows - For the Nine Months Ended
September 30, 1997 and 1996                                               7

Notes to Consolidated Financial Statements                                8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 52.95% interest in the Sierra Vista Partnership which operates the Sierra Vista property (the "Property"). In addition, the Partnership holds a 11.31% interest in Sorrento I Partners ("SIP"), which operates the Sierra Sorrento I property.

(b)         RESULTS OF OPERATIONS

Revenues for the nine months ended September 30, 1997 increased by $43,000, or 8%, when compared to the corresponding period in the prior year, primarily due to an increase in occupancy from 82% at September 30, 1996 to 92% at September 30, 1997. This increase was partially offset by rent concessions given to new tenants for build-out delays in the first quarter of 1997.

Operating expenses for the nine months ended September 30, 1997 increased by $30,000, or 8%, when compared to the same period in the prior year. This increase was principally due to higher professional fees associated with the refinance of the Sierra Vista property in April 1997, and due to costs incurred in the third quarter associated with the proposed sale of the Property. Further, higher utilities and management fees were incurred during the period resulting from the increased occupancy of the Property. Operating expenses for the three months ended September 30, 1997 increased by $23,000 or 17%, due primarily to the higher professional fees associated with the proposed sale of the Property.

Depreciation and amortization expenses for the nine months ended September 30, 1997 increased by $52,000, or 13%, due to significant capital expenditures for tenant improvements and leasing commissons associated with the increased occupancy of the Property. The increase in interest expense for the same period was principally the result of interest and other finance charges associated with the payoff of the mortgage note that matured in February 1997. The Partnership entered into a new loan agreement in April 1997. The increase in interest expense for the quarter ending September 30, 1997 was primarily due to the higher interest rate associated with this new loan agreement.

The Partnership share of income from investment in SIP was $2,000 for the nine months ended September 30, 1997 compared to $238,000 for the corresponding period in the prior year. Sorrento I Partners exercised a discounted payoff option in May 1996 and recorded an extraordinary gain of $1,200,000 in connection with this transaction.

(c)         LIQUIDITY AND CAPITAL RESOURCES

On October 10, 1997 the Partnership sold the Sierra Vista property for $5,630,000. The Partnership received cash of $2,152,000 from the sale of the Property and the secured loan was paid.

In April 1997, the mortgage lien with a principal balance of $3,410,795, which matured in February 1997, was paid off. On this same date, the Partnership entered into a new loan agreement in the amount of $3,050,000. This loan is secured by the Sierra Vista property.

As of September 30, 1997, the Partnership is in an illiquid position. Total cash and billed receivables amount to $81,000 compared to $326,000 of accrued and other liabilities. Significant capital expenditures were required for tenant improvements in 1996 and 1997.

Sierra Vista Partners was formed, in part, to provide the Property with a source of cash for tenant improvements and leasing commissions. As required, the Partnership's joint enture partner (SMMP) either advances or contributes cash to meet the Partnership's requirements. SMMP has adequate resources to make the necessary advances during the foreseeable future.

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                                     September 30,  December 31,
                                                          1997           1996
                                                       ----------     ----------
ASSETS

Cash and cash equivalents ........................     $    5,833     $   97,439
Receivables:
  Unbilled rent ..................................         80,593         97,448
  Billed rent ....................................         74,959         88,445
Other ............................................              0          1,261
Due from affiliates ..............................          4,770          4,770
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $4,807,865 and $4,401,334,
  respectively ...................................      5,783,532      5,827,882
Other assets .....................................        387,669        154,690
                                                       ----------     ----------
Total Assets .....................................     $6,337,356     $6,271,935
                                                       ==========     ==========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ....................     $  325,784     $  225,556
Due to affiliates ................................        946,065              0
Note payable .....................................      3,044,397      3,410,795
Investment in unconsolidated
  joint venture ..................................        339,225        341,689
                                                       ----------     ----------
Total Liabilities ................................      4,655,471      3,978,040
                                                       ----------     ----------
Minority interest in consolidated
  joint venture ..................................      1,508,098      1,797,208
                                                       ----------     ----------
Partners' equity:
  General Partner ................................              0              0
  Limited Partners:
    60,000 units authorized,
    36,521 issued and outstanding ................        173,787        496,687
                                                       ----------     ----------
Total Partners' equity ...........................        173,787        496,687
                                                       ----------     ----------
Total Liabilities and Partners' equity ...........     $6,337,356     $6,271,935
                                                       ==========     ==========

                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1997 and 1996
           and for the Three Months Ended September 30, 1997 and 1996

                                           Nine Months Ended            Three Months Ended
                                             September 30,                 September 30,
                                        --------------------------    ----------------------
                                            1997           1996         1997         1996
                                        -----------    -----------    ---------    ---------
REVENUES:
  Rental income .....................   $   566,780    $   523,377    $ 190,530    $ 180,168
  Interest income ...................           633              0          633            0
                                        -----------    -----------    ---------    ---------
       Total revenues ...............       567,413        523,377      191,163      180,168
                                        -----------    -----------    ---------    ---------
EXPENSES:
    Operating expenses ..............       418,057        388,328      161,214      138,054
    Depreciation and amortization ...       464,427        412,794      157,410      145,876
    Interest ........................       299,404        204,206       74,654       67,774
                                        -----------    -----------    ---------    ---------
       Total costs and expenses .....     1,181,888      1,005,328      393,278      351,704
                                        -----------    -----------    ---------    ---------
LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE
   INCOME (LOSS) ....................      (614,475)      (481,951)    (202,115)    (171,536)
                                        -----------    -----------    ---------    ---------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSS) ......         2,465        237,817        2,447       (1,429)
                                        -----------    -----------    ---------    ---------
LOSS BEFORE MINORITY INTEREST'S SHARE
   OF CONSOLIDATED JOINT VENTURE LOSS      (612,010)      (244,134)    (199,668)    (172,965)
                                        -----------    -----------    ---------    ---------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ...       289,110        181,889       95,095       64,739
                                        -----------    -----------    ---------    ---------
NET LOSS ............................   $  (322,900)   $   (62,245)   $(104,573)   $(108,226)
                                        ===========    ===========    =========    =========
Net loss per limited partnership unit   $     (8.84)   $     (1.70)   $   (2.86)   $   (2.96)
                                        ===========    ===========    =========    =========

                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        From June 5, 1984 (Inception of Partnership) to December 31, 1996
                and for the Nine Months Ended September 30, 1997

                                          Limited Partners                        Total
                                        ----------------------     General       Partners'
                                        Per Unit      Total        Partner        Equity
                                        -------    -----------    ---------    -----------
Proceeds from sale of
  partnership units .................   $250.00    $ 9,222,500                 $ 9,222,500
Underwriting commissions
  and other organization expenses ...    (37.00)    (1,364,985)                 (1,364,985)
Repurchase of 369 partnership units .     (0.18)       (85,005)                    (85,005)
Cumulative net income (loss)
  (to December 31, 1996) ............   (188.03)    (6,866,976)   $  21,522     (6,845,454)
Cumulative distributions
  (to December 31, 1996) ............    (11.19)      (408,847)     (21,522)      (430,369)
                                        -------    -----------    ---------    -----------
Partners' equity - January 1, 1996 ..     13.60        496,687            0        496,687
Net loss ............................     (8.84)      (322,900)                   (322,900)
                                        -------    -----------    ---------    -----------
Partners' equity - September 30, 1997   $  4.76    $   173,787    $       0    $   173,787
                                        =======    ===========    =========    ===========

                               Unaudited
                        See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996

                                                              1997         1996
                                                          -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................   $  (322,900)   $ (62,245)
  Adjustments to reconcile net loss
  to cash (used in) provided by operating activities:
    Depreciation and amortization .....................       464,427      412,794
    Partnership's share of unconsolidated
      joint venture income ............................        (2,465)    (237,817)
    Minority interest in consolidated
      joint venture loss ..............................      (289,110)    (181,889)
    Decrease (increase) in rent receivable ............        30,341      (59,105)
    Decrease in other receivables .....................         1,261            0
    Increase in other assets ..........................      (288,091)     (32,020)
    Increase in accrued and other liabilities .........       100,228      404,204
                                                          -----------    ---------
    Net cash (used in) provided by operating activities      (306,309)     243,922
                                                          -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ...................      (364,963)    (488,289)
                                                          -----------    ---------
    Net cash used in investing activities .............      (364,963)    (488,289)
                                                          -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Funding of note payable secured by property .......     3,050,000            0
    Principal payments on notes payable ...............    (3,416,399)           0
    Contributions from minority investor ..............             0      239,000
    Loan from affiliate ...............................       946,065            0
                                                          -----------    ---------
    Net cash provided by financing activities .........       579,666      239,000
                                                          -----------    ---------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS ..............................       (91,606)      (5,367)

CASH AND CASH EQUIVALENTS
   Beginning of period ................................        97,439      108,953
                                                          -----------    ---------
CASH AND CASH EQUIVALENTS
   End of period ......................................   $     5,833    $ 103,586
                                                          ===========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest ............   $   293,934    $ 180,000
                                                          ===========    =========

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

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture at September 30, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1996.

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

                                    UNAUDITED

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page two


Included in the financial statements for the nine months ended September 30, 1997 and 1996 are affiliate transactions as follows:

                                                            September 30
                                                       -------------------------
                                                        1997              1996
                                                       -------           -------
Management fees ............................           $35,395           $28,273
Administrative fees ........................            56,972            56,913
Leasing fees ...............................            71,821            75,938
Construction supervision
  fees .....................................            56,444             7,782


4.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sorrento I Partners ("SIP") was formed on April 1, 1993 between the Partnership and Sierra Mira Mesa Partners, an affiliate, to develop and operate the real property known as Sierra Sorrento I (the "Property"), an industrial building located in San Diego, California. At September 30, 1997, the Partnership has a 11.31% equity interest with its contribution of Sierra Sorrento I and the related debt. This investment is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

Summarized income statement information for SIP for the nine months ended September 30, 1997 and 1996 follows:

                                                            September 30
                                                  -----------------------------
                                                    1997                 1996
                                                  --------          -----------
Rental income ..........................          $212,727          $   118,181
Total revenue ..........................           212,727              118,268
Operating expenses .....................            62,941              127,141
Income (loss) before
  extraordinary item ...................             5,726             (246,823)
Extraordinary gain .....................                 0            1,200,380
Net income .............................             5,726              953,557

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

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
 Number      Description of Exhibit
----------   -----------------------------
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



                          SIERRA PACIFIC DEVELOPMENT FUND III
                          a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  NOVEMBER 10, 1997  /S/ THOMAS N. THURBER
                          Thomas N. Thurber
                          President and Director

Date:  NOVEMBER 10, 1997  /S/ BRUCE R. TIMBERS
                          Bruce R. Timbers
                          Chief Accounting Officer