Form 10-K
period 1997-12-31
SIERRA PACIFIC DEVELOPMENT FUND III
filed 1998-03-31
CIK 747680

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
Commission file number : 0-14276


                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

        State of California                        33-0043953
  -------------------------------       -------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 450
           Houston, Texas                            77057
----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)



Registrant's telephone
number, including area code:                      (713) 706-6271
                                                  --------------
                           5850 San Felipe, Suite 500
                                 Houston, Texas
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

          Securities registered pursuant to Section 12 (b) of the Act:

     TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
           None                                    None

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

                       DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Limited Partners for the Year Ended December 31, 1997 is
                 incorporated by reference into Parts II and III

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

In April 1993, the Partnership created a California general partnership (Sorrento I Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Sorrento I property. The Partnership contributed the Sierra Sorrento I property and SMMP contributed cash ($2,459,277, net, through December 31, 1996) in exchange for a 88.69% interest in Sorrento I Partners. SMMP made additional contributions of $141,000 and received distributions of $164,300 in 1997. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sorrento I Partners, beginning January 1, 1995. Accordingly, as of January 1, 1998, the Partnership's interest in Sorrento I Partners will be increased to 11.41%, and SMMP's interest will be reduced to 88.59%. Because the Partnership owns less than 50% of the Sierra Sorrento I property, it records its interest in Sorrento I Partners as an investment in an unconsolidated joint venture using the equity method of accounting. Thus, the Sierra Sorrento I property is not reflected as an asset on the Partnership's balance sheet nor is the debt on the property reflected in the balance sheet.

In February 1994, the Partnership formed a joint venture with SMMP known as Sierra Vista Partners ("SVP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Vista property. Through December 31, 1996, SMMP had contributed $2,355,161 cash, net, for a 47.05% interest in Sierra Vista Partners. SMMP made additional contributions of $1,193,141, and received distributions of $2,152,098 in 1997. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sierra Vista Partners, beginning January 1, 1995. Accordingly, as of January 1, 1998 the Partnership's interest in Sierra Vista Partners will be increased to 65.49%, and SMMP's interest will be decreased to 34.51%.

In October 1997, the Sierra Vista property was sold for $5,630,000. The Partnership received net cash proceeds of $2,140,598 from the sale for its 62.26% interest in this property and the purchaser assumed the Partnership's $3,044,397 debt on the property. The partnership also incurred additional selling costs and credited security deposits and prorata rents for October to the buyer. In accordance with the SVP joint venture agreement, these proceeds were distributed to SMMP. Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,204 to the Partnership through the sale date.

At December 31, 1997, the Partnership's remaining real estate investment is an 11.31% minority interest in the Sierra Sorrento I property.

Audited financial statements of Sorrento I Partners are included in the Annual Report to the Limited Partners attached as an Exhibit.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owned and operated Sierra Vista, an industrial/office project in Anaheim, California. The Sierra Vista property was sold in October 1997. During 1997 and as of December 31, 1997, the Partnership has an 11.31% interest in an industrial property known as Sorrento I in San Diego, California through a California general partnership with Sierra Mira Mesa Partners.

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

Operations of the Partnership through 1997 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital and providing distributable cash flow partially sheltered from Federal income tax. As discussed above, the Partnership sold the Sierra Vista property in October 1997. As of December 31, 1997, the Partnership had paid cash distributions of $11.19 for each $250 unit investment and remaining partners' equity (deficit) was computed at $0 per unit. Thus, if the Partnership were to be liquidated at the end of 1997 at book value, each $250 investment would have returned a total of $11.19.


ITEM 2. PROPERTIES

As stated in Item 1 the Partnership sold the Sierra Vista property in October 1997. During 1997 and as of December 31, 1997, the Partnership has an 11.31% interest in an industrial property known as Sorrento I in San Diego, California through a California general partnership with Sierra Mira Mesa Partners. See
Item 1. Business for discussion of percentage ownership changes.

Sorrento I is an industrial building with 43,100 square feet of rentable space. One tenant began leasing the entire 43,100 rentable square feet of Sorrento I in 1996. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. The effective annual rent per square foot at December 31, 1997 is $6.58. The principal business of the tenant is research and development in the communications sector.

                              DEPRECIABLE PROPERTY

                        Sorrento I, San Diego, California
                 Office Building - Income-Producing Property

                                                                                                    Tenant
                                                          Land               Buildings           Improvements               Total
                                                       -----------          -----------           -----------           -----------
Historical Cost & Tax Basis .................          $ 1,305,518          $ 1,342,683           $   329,299           $ 2,977,500

Accumulated Depreciation ....................                 --               (474,327)              (63,485)             (537,812)
                                                       -----------          -----------           -----------           -----------
Net Carrying Value ..........................          $ 1,305,518          $   868,356           $   265,814           $ 2,439,688
                                                       ===========          ===========           ===========           ===========
Depreciation Method                                    Not Applicable      Straight-line          Straight-line
Depreciable Life                                       Not Applicable      10-30 Years            7-10 years

REAL ESTATE TAXES The real estate tax obligation for 1997 is approximately 1.12%
                  of the assessed value or $28,603.

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

                  CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, called for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate is fixed at 9.34% per annum for the first year of the note and will thereafter be the one year Treasury rate plus 375 basis points. A pre-payment in the amount of $105,000 was paid in April 1997.

                  A modification agreement was entered into on September 30, 1997. The interest rate will remain fixed at 9.34% through October 1998, at which time the rate will convert to the one-year treasury rate plus 375 basis points. The note is amortized over a 210-month term and current payments are $6,154 per month, principal and interest inclusive until maturity in March 2015. The loan balance as of December 31, 1997 was $631,827.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1997, the number of security holders is as follows:

                                                         Number of
                                         Number            Record
                                        of Units          Holders
                                         ------           --------
Limited Partners ..............          36,521                846
                                         ======           ========

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward looking statements reflecting the Partnership's expectations in the near future; however, many factors which may affect the actual results, especially changing regulations, are difficult to predict. Accordingly, there is no assurance that the Partnership's expectations will be realized.

Overview:

The following discussion should be read in conjuntion with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1997, the Partnership owned a 52.95% interest in Sierra Vista Partners, which operated the Sierra Vista property. In addition, the Partnership held an 11.31% interest in Sorrento I Partners ("SIP"), which operates the Sorrento I property.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996.

On October 10, 1997 the Sierra Vista property was sold for $5,630,000. The Partnership recorded a $968,000 loss from property disposition.

Revenues decreased by $177,000, or 24%, and operating expenses decreased by $109,000, or 10%, primarily due to the sale of the property. Legal and accounting fees increased by $14,000, principally as a result of higher professional fees associated with the refinance of the property in April 1997 and due to costs incurred related to the sale. Interest expense increased by $35,000, or 13%, primarily due to interest and other financing charges associated with the payoff of the mortgage note that matured in February 1997 and due to a higher interest rate associated with a new loan funded in April 1997. This loan was transferred and assumed by the buyer of the property in October 1997.

The Partnership's remaining real estate investment is an 11.31% minority interest in the Sorrento I property. Currently, it is not contemplated that the Partnership will attempt to acquire any additional real estate holdings.

The Partnership's share of income from its investment in SIP was $8,000 for the year ended December 31, 1997 compared to $414,000 for the year ended December 31, 1996. SIP exercised a discounted payoff option on its note payable in May 1996. SIP recorded an extraordinary gain of $1,200,000 in connection with this transaction.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

Revenues increased by $120,000, or 20%, due to an increase in occupancy and rental rates. Occupancy increased from 66% at December 31, 1995 to 91% at December 31, 1996. Management embarked on an aggressive program of leasing space during the year that resulted in this increased occupancy. The weighted-average effective annual rent per square foot, on an accrual basis, at December 31, 1996 was $8.40 compared to $8.03 at December 31, 1995.

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

The Partnership's share of income (loss) from its investment in SIP was $414,000 for the year ended December 31, 1996 compared to ($265,000) for the year ended December 31, 1995. SIP exercised a discounted payoff option on its note payable in May 1996. SIP recorded an extaordinary gain of $1,200,000 in connection with this transaction. Furthermore, Sorrento I Partners entered into a lease with a tenant for all of the square footage of the Sorrento I property in 1996. The property, which was vacant throughout 1995, recorded rental income of $189,000 in 1996 as a result of this new tenant.

Liquidity and Capital Resouces:

The Partnership received net cash proceeds of $2,141,000 from the sale of the property. In accordance with the Sierra Vista Partners joint venture agreement, these proceeds were distributed to Sierra Mira Mesa Partners ("SMMP"). Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,000 to the Partnership through the sale date.

As of December 31, 1997, the Partnership is in a liquid position. Total cash and receivables amount to $21,000 compared to $5,000 of accrued and other liabilities.

One tenant began leasing the entire 43,100 rentable square feet of the Sorrento I property in 1996. This lease commenced May 1, 1996 and expires April 30, 2003. The base rent called for under this lease is $21,891 per month for the first 24 months, which shall be increased in subsequent periods. The lease contains an option to extend for an additional five years.

SIP had a non-recourse bank note payable with an original principal balance of $3,000,000 collateralized by the Sorrento I property. The annual interest rate of the note was variable at bank prime plus 2-1/2% with a minimum rate of 9% and maximum rate of 15-1/2%. The original maturity of the note was July 1998 and the note included a discounted payoff option of $1,500,000.

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). This transaction resulted in a $1,200,000 gain for SIP in 1996. The note balance was paid down $105,000 in April 1997.

A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate will convert to the one-year treasury plus 375 basis points. The note is amortized over a 210-month term and at the current interest rate, the CGS Agreement calls for monthly principal and interest payments of $6,154, which is significantly less than the $28,570 called for under the bank note payable.

At any time upon 120 days written notice to CGS, SIP may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

Sorrento I improved its cash flow in 1997 as a result of the new lease and new payment terms on the debt.

Sierra Vista Partners and Sorrento I Partners were formed, in part, to provide the projects with a source of cash for tenant improvements and lease commissions. As required, the Partnership's joint venture partner (SMMP) either advances or contributes cash to meet the Partnership's requirements. SMMP has adequate resources to make the necessary advances during the foreseeable future.

The Partnership's primary capital requirements will be for the continued development and operation of the Sorrento I property. It is anticipated that these requirements will be funded from the operations of the property and the Partnership's joint venture partner.

YEAR 2000 COMPLIANCE

The Year 2000 Compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The total cost to the Partnership of activities associated with the Year 2000 Compliance issue is not anticipated to be material to its financial position or results of operations in any given year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

     1.   Independent Auditors' Report

     2.   Consolidated Balance Sheets - December 31, 1997 and 1996

     3. Consolidated Statements of Operations - for the years ended December 31, 1997, 1996 and 1995

     4. Consolidated Statements of Changes in Partners' Equity (Deficit) - for the years ended December 31, 1997, 1996 and 1995

     5. Consolidated Statements of Cash Flows - for the years ended December 31, 1997, 1996 and 1995

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

The executive officers and directors of S-P Properties, Inc. are:


                                                                   APPROXIMATE
NAME                       POSITION                      AGE      TIME IN OFFICE
--------------------------------------------------------------------------------
Thomas N. Thurber    President and Director               47         3 years

Dawson L. Davenport  Vice President                       42         3 years

Steven M. Speier     Secretary/Treasurer and Director     47         3 years

William J. Carden    Assistant Secretary/Treasurer and    53         3 years
                     Director

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

Steven M. Speier - Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Speier who after spending two years in public accounting, went into the banking industry in 1975. During his sixteen year banking career, Mr. Speier managed a real estate loan portfolio of approximately $1.5 billion secured by properties throughout the United States. Mr. Speier brings to S-P Properties, Inc. a broad real estate background that includes management, leasing, and disposition of all categories of commercial real estate. Mr. Speier also serves as a director of IDM Corporation. Mr. Speier is a licensed real estate broker, is registered as a Certified Public Accountant, and has a masters degree in business administration from Grand Valley State University in Michigan.

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

In accordance with the terms of the Partnership Agreement, certain affiliates of the General Partner receive real estate brokerage commissions in connection with the leasing of properties by the Partnership, broker fees in connection with obtaining financing and receive from the Partnership certain management and administrative services fees. These amounts are set forth in the Annual Report to the Limited Partners attached as an Exhibit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership pays a management fee of 6% of the gross rental income collected from the property to American Spectrum Real Estate Services, Inc. (ASRE), formerly Banc Commercial California. These fees for the year ended December 31, 1997 were $40,248. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $75,530 during the year ended December 31, 1997. The Partnership also reimburses ASRE for construction supervision costs. These fees for the year ended December 31, 1997 were $64,904. In consideration for services rendered with respect to initial leasing of Partnership properties, ASRE is paid initial leasing costs. These fees for the year ended December 31, 1997 were $76,984. In consideration for services rendered with respect to obtaining financing for the Partnership, CGS Real Estate Company, Inc. is paid broker fees. These fees for the year ended December 31, 1997 were $61,000. Bancor and ASRE are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. EXHIBITS

   1. Annual Report to the Limited Partners

   2. Exhibit Number 27 - Financial Data Schedule

B. FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedules and the report of the independent auditors thereon are included herein:

   1. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 1997, 1996 and 1995

   2. Schedule III - Real Estate and Accumulated Depreciation - December 31,
      1997

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

                                  SIERRA PACIFIC DEVELOPMENT FUND III
                                  a California Limited Partnership
                                  S-P PROPERTIES, INC.
                                  General Partner


Date: March 19, 1998               /s/THOMAS N. THURBER
--------------------               -----------------------------------------
                                   Thomas N. Thurber
                                   President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 1998               /s/THOMAS N. THURBER
--------------------               -----------------------------------------
                                   Thomas N. Thurber
                                   President and Director
                                   S-P Properties, Inc.

Date: March 19, 1998               /s/WILLIAM J. CARDEN
--------------------               -----------------------------------------
                                   William J. Carden
                                   Assistant Secretary/Treasurer and Director
                                   S-P Properties, Inc.

Date: March 19, 1998               /s/G. ANTHONY EPPOLITO
--------------------               -----------------------------------------
                                   G. Anthony Eppolito
                                   Chief Accountant
                                   S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Development Fund  III

We have audited the consolidated financial statements of Sierra Pacific Development Fund III, a California limited partnership, (the "Partnership") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated March 13, 1998. Such consolidated financial statements and report are included in your 1997 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Development Fund III, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

                             SCHEDULE II - FORM 10-K

                       SIERRA PACIFIC DEVELOPMENT FUND III
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1997, 1996, and 1995

                                                                    Income -
                                                                    Producing
                                                                    Properties
                                                                    -----------
Allowance for loss - January 1, 1995 ......................         $ 1,600,000

  Provision charged to costs
     and expenses (1) .....................................                   0
                                                                    -----------
Allowance for loss - December 31, 1995 ....................           1,600,000

  Provision charged to costs
     and expenses (1) .....................................                   0
                                                                    -----------
Allowance for loss - December 31, 1996 ....................           1,600,000

   Reduction due to sale of property ......................          (1,600,000)
                                                                    -----------
Allowance for loss - December 31, 1997 ....................         $         0
                                                                    ===========

(1) See Notes 1 and 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K
                      SIERRA PACIFIC DEVELOPMENT FUND III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

                                            Initial Cost                                    Gross Amount at
                                          to Partnership (1)      Improvements       Which carried at close of period
                                       -----------------------    Capitalized     -------------------------------------
                           Encumb-                   Improve-    After Acquis-                 Improve-        Total
Description                rances          Land      ments         ition (2)      Land          ments      (3)(4)(5)(6)
-----------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDING-
  INCOME -PRODUCING:

Sierra Vista (4)
Anaheim, California             0     $ 2,878,269               $ 7,791,392          0                 0           0


                                  Accum.         Date          Date     Deprec.
Description                      Deprec. (6)  Constructed    Acquired    Life
-------------------------------------------------------------------------------
INDUSTRIAL BUILDING-
  INCOME -PRODUCING:

Sierra Vista (4)
Anaheim, California                     0         4/88         10/86   1-30 yrs.

(1)  The initial cost represents the original purchase price of the property.

(2)  The Partnership has capitalized property development costs.

(3)  Also represents costs for Federal Income Tax purposes.

(4) On February 1, 1994, the property was transferred to a joint venture, Sierra Vista Partners. The Partnership has an equity interest of 52.95% and Sierra Mira Mesa Partners, an affiliate, has a 47.05% equity interest at December 31, 1997.

(5) A valuation allowance of $1,600,000 was established as the appraised value of the property declined below book value. See Notes 1 and 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

(6) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1997 is as follows:

                                               Total Real Estate   Accumulated
                                                 Carrying Value    Depreciation
                                                  ------------     ------------
 Balance - January 1, 1995 ....................   $  9,360,606     $  1,982,058
   Additions during the year .................         283,508          362,042
                                                  ------------     ------------
Balance - December 31, 1995 ..................       9,644,114        2,344,100
   Additions during the year .................         592,372          464,504
   Deductions:
     Write off of fully depreciated assets ...          (7,270)          (7,270)
                                                  ------------     ------------
Balance - December 31, 1996 ..................      10,229,216        2,801,334
   Additions during the year .................         394,584          409,313
   Deductions:
     Write off of fully depreciated assets ...          (2,782)          (2,782)
      Sale of property .......................     (10,621,018)      (3,207,865)
                                                  ------------     ------------
Balance - December 31, 1997 ..................    $          0     $          0
                                                  ============     ============

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A California Limited Partnership)

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1997, 1996, 1995, 1994 and 1993

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1997 have been derived from the audited consolidated financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                                                        1997             1996             1995             1994             1993
                                                   ------------     ------------     ------------     ------------     ------------
REVENUES ......................................    $    558,724     $    735,569     $    615,088     $    679,669     $    757,032
OPERATING EXPENSES:
  Total .......................................         952,104        1,061,188        1,005,228        1,247,668        1,354,674
  Per dollar of revenues ......................            1.70             1.44             1.63             1.84             1.79
INTEREST EXPENSE:
  Total .......................................         299,404          264,206          311,218          347,716          411,619
  Per dollar of revenues ......................            0.54             0.36             0.51             0.51             0.54
NET LOSS FROM
  CONTINUING OPERATIONS:
  Total .......................................        (871,354)        (470,012)        (792,830)        (886,386)      (1,117,569)
  General Partner .............................        (374,667)               0                0                0                0
  Limited Partners ............................        (496,687)        (470,012)        (792,830)        (886,386)      (1,117,569)
  Per unit (1) ................................          (13.60)          (12.87)          (21.71)          (24.27)          (30.60)
CASH USED IN
  OPERATING ACTIVITIES ........................        (508,265)        (162,872)        (312,505)        (282,318)        (333,264)
CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES .......................       1,746,014         (499,590)        (414,881)         (53,157)          79,365
CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES .......................      (1,320,586)         743,730          739,431          334,795          253,812
TOTAL ASSETS ..................................          20,739        6,271,935        6,059,967        5,962,159        6,602,678
PARTNERS' EQUITY (DEFICIT):
  Total .......................................        (374,667)         496,687          450,055        1,242,885        2,129,271
  General Partner .............................        (374,651)               0                0                0                0
  Limited Partners ............................              (0)         496,687          450,055        1,242,885        2,129,271
LIMITED PARTNERS' EQUITY (DEFICIT) -
  PER UNIT (1) ................................              (0)           13.60            12.32            34.03            58.30
INCOME-PRODUCING PROPERTIES:
  Number ......................................               0                1                1                1                1
  Cost ........................................               0       10,229,216        9,644,114        9,360,606        9,307,449
  Less: Accumulated depreciation ..............               0       (2,801,334)      (2,344,100)      (1,982,058)      (1,587,451)
        Valuation allowance ...................               0       (1,600,000)      (1,600,000)      (1,600,000)      (1,300,000)
  Net book value ..............................               0        5,827,882        5,700,014        5,778,548        6,419,998
INVESTMENT IN UNCONSOLIDATED
  JOINT VENTURE ...............................        (333,783)        (341,689)        (755,546)        (490,699)        (355,280)
NOTE PAYABLE - Related to income-
  producing property ..........................               0        3,410,795        3,410,795        3,410,795        3,437,000
MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURE ...............................          56,963        1,797,208        1,271,308          705,252              N/A
DISTRIBUTIONS PER UNIT (1) ....................               0                0                0                0                0

N/A = Not applicable nor available


(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 36,521 in all years. The cumulative cash distributions per limited partnership unit from inception to December 31, 1997 equal $11.19.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Development Fund III

We have audited the accompanying consolidated balance sheets of Sierra Pacific Development Fund III, a California limited partnership, (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund III as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                             DECEMBER 31, 1997     DECEMBER 31, 1996
                                                             ------------------    ------------------
ASSETS
Cash and cash equivalents ................................   $           14,602    $           97,439
Receivables:
    Unbilled rent (Note 1) ...............................                    0                97,448
    Billed rent (Note 1) .................................                    0                88,445
    Other ................................................                6,137                 1,261
Due from affiliates (Note 3) .............................                    0                 4,770
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $4,401,334 in 1996 (Note 4) ...............                    0             5,827,882
Other assets (Notes 1, 2 and 3) ..........................                    0               154,690
                                                             ------------------    ------------------
Total Assets .............................................   $           20,739    $        6,271,935
                                                             ==================    ==================
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2) ...................   $            4,660    $          225,556
Notes payable (Note 6) ...................................                    0             3,410,795
Investment in unconsolidated
  joint venture (Notes 1 and 5) ..........................              333,783               341,689
                                                             ------------------    ------------------
Total Liabilities ........................................              338,443             3,978,040
                                                             ------------------    ------------------
Minority interest in consolidated
   joint venture (Note 4) ................................               56,963             1,797,208
                                                             ------------------    ------------------
Partners' equity (deficit) (Notes 1 and 7):
  General Partner ........................................             (374,667)                    0
  Limited Partners:
    60,000 units authorized, 36,521 issued and outstanding                   (0)              496,687
                                                             ------------------    ------------------
Total Partners' equity (deficit) .........................             (374,667)              496,687
                                                             ------------------    ------------------
Total Liabilities and Partners' equity ...................   $           20,739    $        6,271,935
                                                             ==================    ==================

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                   1997           1996           1995
                                               -----------    -----------    -----------
REVENUES:
  Rental income (Note 1) ...................   $   558,091    $   735,569    $   615,088
  Interest income ..........................           633              0              0
                                               -----------    -----------    -----------
    Total revenues .........................       558,724        735,569        615,088
                                               -----------    -----------    -----------
EXPENSES:
Operating expenses:
    Depreciation and amortization ..........       464,427        545,989        471,498
    Maintenance and repairs ................       104,981        122,293         98,716
    Property taxes and insurance ...........        63,209         69,754         93,917
    Administrative fees (Note 3) ...........        75,180         73,047         66,842
    Utilities ..............................        58,037         60,183         57,938
    Legal and accounting ...................        44,128         29,846         39,779
    Management fees  (Note 3) ..............        40,248         38,873         38,035
    Salaries and payroll taxes .............        35,565         53,276         34,287
    General and administrative .............        13,261          5,860         33,220
    Renting expenses .......................         3,535          4,764         20,221
    Other operating expenses ...............        49,533         57,303         50,775
                                               -----------    -----------    -----------
    Total operating expenses ...............       952,104      1,061,188      1,005,228

Interest ...................................       299,404        264,206        311,218
                                               -----------    -----------    -----------
    Total expenses .........................     1,251,508      1,325,394      1,316,446
                                               -----------    -----------    -----------
LOSS BEFORE LOSS FROM
   PROPERTY DISPOSITION ....................      (692,784)      (589,825)      (701,358)

LOSS FROM PROPERTY DISPOSITION (Note 4) ....      (967,764)             0              0
                                               -----------    -----------    -----------
LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE LOSS .......    (1,660,548)      (589,825)      (701,358)
                                               -----------    -----------    -----------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSS) FROM
   CONTINUING OPERATIONS (Note 5) ..........         7,906       (102,787)      (264,847)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE EXTRAORDINARY GAIN (Note 5)             0        516,644              0
                                               -----------    -----------    -----------
LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS .......    (1,652,642)      (175,968)      (966,205)
                                               -----------    -----------    -----------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS (Note 4) .       781,288        222,600        173,375
                                               -----------    -----------    -----------
NET (LOSS) INCOME ..........................   $  (871,354)   $    46,632    $  (792,830)
                                               ===========    ===========    ===========
Per limited partnership unit (Note 1):
  Loss before extraordinary gain ...........   $    (13.60)   $    (12.87)   $    (21.71)
  Extraordinary gain .......................             0          14.15              0
                                               -----------    -----------    -----------
Net (loss) income ..........................   $    (13.60)   $      1.28    $    (21.71)
                                               ===========    ===========    ===========

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                       Limited Partners                                   Total
                                                                   --------------------------          General           Partners'
                                                                    Per Unit         Total             Partner            Equity
                                                                   -----------    -----------        -----------        -----------
Partners' equity - January 1, 1995 .........................       $     34.03    $ 1,242,885        $         0        $ 1,242,885
Net loss ...................................................            (21.71)      (792,830)                             (792,830)
                                                                   -----------    -----------        -----------        -----------
Partners' equity - December 31, 1995 .......................             12.32        450,055                  0            450,055
Net income .................................................              1.28         46,632                                46,632
                                                                   -----------    -----------        -----------        -----------
Partners' equity - December 31, 1996 .......................             13.60        496,687                  0            496,687
Net loss ...................................................            (13.60)      (496,687)          (374,667)          (871,354)
                                                                   -----------    -----------        -----------        -----------
Partners' equity (deficit) - December 31, 1997 .............       $        (0)   $        (0)       $  (374,667)       $  (374,667)
                                                                   ===========    ===========        ===========        ===========

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                    1997                1996                1995
                                                                                -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ....................................................        $  (871,354)        $    46,632         $  (792,830)
  Adjustments to reconcile net (loss) income
  to cash used in operating activities:
    Depreciation and amortization ......................................            464,427             545,989             471,498
    Loss from property disposition .....................................            967,764                   0                   0
    Partnership's share of unconsolidated
      joint venture (income) loss ......................................             (7,906)           (413,857)            264,847
    Minority interest's share of consolidated
      joint venture loss ...............................................           (781,288)           (222,600)           (173,375)
    Decrease (increase) in rent receivable .............................             21,374            (102,089)            (27,601)
    Increase in other receivables ......................................             (4,876)             (1,261)                  0
    Decrease in other assets ...........................................           (280,515)            (68,979)           (114,779)
    (Decrease) increase in accrued and other liabilities ...............            (15,891)             53,293              59,735
                                                                                -----------         -----------         -----------
  Net cash used in operating activities ................................           (508,265)           (162,872)           (312,505)
                                                                                -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions ......................................           (394,584)           (592,372)           (322,099)
  Net cash proceeds from property disposition ..........................          2,140,598                   0                   0
  Payment for restricted certificate of deposit ........................                  0                   0             (92,782)
  Release of restricted certificate of deposit .........................                  0              92,782                   0
                                                                                -----------         -----------         -----------
  Net cash provided by (used in) investing activities ..................          1,746,014            (499,590)           (414,881)
                                                                                -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from minority investor .................................          1,193,141             748,500             796,356
  Distributions to minority investor ...................................         (2,152,098)                  0             (56,925)
  Loan to affiliate ....................................................                  0              (4,770)                  0
  Repayment of loan to affiliate .......................................              4,770                   0                   0
  Funding of note payable secured by property ..........................          3,050,000                   0                   0
  Principal payments on notes payable ..................................         (3,416,399)                  0                   0
                                                                                -----------         -----------         -----------
  Net cash (used in) provided by financing activities ..................         (1,320,586)            743,730             739,431
                                                                                -----------         -----------         -----------
NET (DECREASE) INCREASE IN
   CASH AND CASH EQUIVALENTS ...........................................            (82,837)             81,268              12,045

CASH AND CASH EQUIVALENTS - Beginning of  year .........................             97,439              16,171               4,126
                                                                                -----------         -----------         -----------
CASH AND CASH EQUIVALENTS - End of year ................................        $    14,602         $    97,439         $    16,171
                                                                                ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest ...............................        $   324,853         $   240,000         $   326,927
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

In April 1993, the Partnership created a California general partnership (Sorrento I Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Sorrento I property. In February 1994, the Partnership formed a California general partnership with SMMP known as Sierra Vista Partners ("SVP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Vista property. The Partnership contributed the properties and SMMP contributed cash to these newly formed partnerships. SMMP made additional contributions in 1994, 1995, 1996 and 1997 to these partnerships.

In October 1997, the Sierra Vista property was sold for $5,630,000. The Partnership received net cash proceeds of $2,140,598 from the sale and the purchaser assumed the Partnership's debt on such property of $3,044,397. The Partnership also incurred additional selling costs and credited security deposits and prorata rents for October to the buyer. In accordance with the SVP joint venture agreement, these proceeds were distributed to SMMP. Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,204 to the Partnership through the sale date.

At December 31, 1997, the Partnership's remaining real estate investment is an 11.31% minority interest in Sorrento I Partners.

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

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page two

The consolidated financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture as of December 31, 1997 (see Note 4). All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1997 and 1996 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items. The fair value of due from affiliates can not be determined due to the related party nature of this receivable.

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

CALCULATION OF EQUITY (DEFICIT) AND NET INCOME (LOSS) PER LIMITED PARTNERSHIP
UNIT

Equity (deficit) and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by 36,521, the number of limited partnership units outstanding.

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1997 and 1996, is as follows:

                                                              1997         1996
                                                           --------     --------
Other assets:
     Prepaid expenses ................................     $      0     $ 34,686
     Deferred loan  costs, net of accumulated
       amortization of $5,035 in 1996 ................            0          315
     Deferred  leasing costs, net of accumulated
       amortization  of  $121,924 in 1996 ............            0      119,689
                                                           --------     --------
                                                           $      0     $154,690
                                                           ========     ========
Accrued and other liabilities:
     Accounts payable ................................     $  4,660     $106,400
     Accrued expenses ................................            0        8,543
     Security deposits ...............................            0       82,248
     Interest payable ................................            0       20,000
     Other ...........................................            0        8,365
                                                           --------     --------
                                                           $  4,660     $225,556
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

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 1997, 1996 and 1995 were $40,248, $38,873 and $23,615, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $75,530, $73,047 and $55,468 for such services for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1997, 1996 and 1995 the affiliate received $64,904, $7,782 and $20,576, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate of the General Partner is paid initial leasing costs. For the years ended December 31, 1997, 1996 and 1995 these fees amounted to $76,984, $91,660 and $46,838, respectively, and were recorded as deferred leasing costs.

During 1996, the Partnership made a short-term, non-interest bearing loan to an affiliate. Repayment was made during 1997.

In consideration for services rendered with respect to obtaining new financing, an affiliate of the General Partner is paid broker fees. For the year ended December 31, 1997, these fees amounted to $61,000 and were recorded as deferred loan costs. These fees were written off with the sale of the property. No such fees were incurred in 1996 or 1995.


4. INCOME-PRODUCING PROPERTIES

At December 31, 1997 and 1996 the total cost and accumulated depreciation of the property are as follows:

                                                    1997                1996
                                               ------------        ------------
Land ..................................        $          0        $  2,878,269
Building and improvements .............                   0           7,350,947
                                               ------------        ------------
             Total ....................                   0          10,229,216

Accumulated depreciation ..............                   0          (2,801,334)
Valuation allowance ...................                   0          (1,600,000)
                                               ------------        ------------
             Net ......................        $          0        $  5,827,882
                                               ============        ============

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

On February 1, 1994, the Partnership formed a joint venture with Sierra Mira Mesa Partners ("SMMP"), an affiliate. The joint venture, known as Sierra Vista Partners ("SVP"), was formed as a California general partnership to develop and operate the Sierra Vista property. The Partnership had an 81.5% equity interest with its contribution of Sierra Vista. Such interest was computed based upon the estimated fair value of SVP's net assets at the date of formation of the joint venture. SMMP was allocated an 18.5% initial equity interest in SVP in exchange for its $600,000 cash contribution ($870,000, net, through December 31, 1994). SMMP made additional cash contributions amounting to $796,356, $748,500 and $1,193,141 and received distributions amounting to $56,925, $0 and $2,152,098 during 1995, 1996 and 1997, respectively. The percentage interests of the Partnership and SMMP are to be adjusted every January 1st during the term of SVP, beginning January 1, 1995. Accordingly, as of January 1, 1995, 1996 and 1997, the Partnership's interest in SVP was changed to 75.28%, 62.26% and 52.95%, respectively, and SMMP's interest was changed to 24.72%, 37.74% and 47.05% respectively. On January 1, 1998, the Partnership's interest in SVP will be increased to 65.49% and SMMP's interest will be reduced to 34.51%.

In October 1997, the Sierra Vista property was sold for $5,630,000. The Partnership received net cash proceeds of $2,140,598 from the sale for its 62.26% interest in this property and the purchaser assumed the Partnership's $3,044,397 debt on the property. The Partnership also incurred additional selling costs and credited security deposits and prorata rents for October to the buyer. In accordance with the SVP joint venture agreement, these proceeds were distributed to SMMP. Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,204 to the Partnership through the sale date.

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sorrento I Partners ("SIP") was formed on April 1, 1993 between the Partnership and SMMP, an affiliate, to develop and operate the real property known as Sorrento I, an industrial building located in San Diego, California. One tenant leased the entire 43,100 rentable square feet of Sorrento I in 1996. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. Sorrento I was vacant all of 1995. At December 31, 1997, the Partnership has an 11.31% equity interest with its contribution of Sorrento I and the related debt; SMMP has an 88.69% equity interest with its $2,459,277 net cash contributions through 1996.

SIP had a non-recourse bank note payable with an original principal balance of $3,000,000 collateralized by real and personal property. The original maturity of the note was July 1998 and the note included a discounted payoff option of $1,500,000. CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The excess of the net carrying amount of the balance due under the bank note agreement, net of unamortized deferred loan fees, over the balance due under the CGS Agreement was recognized as an extraordinary item in the prior year.

A modification agreement was entered into on September 30, 1997. The interest rate remains fixed at 9.34% through October 1998, at which time the rate will convert to the one-year treasury rate plus 375 basis points. The note is amortized over a 210-month term and current payments are $6,154 per month, principal and interest inclusive. The loan balance as of December 31, 1997 was $631,827.

At any time upon 120 days written notice to CGS, SIP may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

Reference is made to the audited financial statements of Sorrento I Partners included herein.

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page six

6. NOTES PAYABLE

In August 1995, the Partnership's non-recourse note payable, secured by the Sierra Vista property, was restructured. The restructure extended the note maturity from May 1996 to February 1997. The annual interest rate was reduced from 3% above Bank of America's prime rate to a fixed rate of 8% retroactive to June 1995. The required monthly interest payments were reduced from $31,700 to $20,000 effective August 1995.

On April 10, 1997, the Partnership's note was repaid and the Partnership entered into a new loan agreement in the amount of $3,050,000. The loan was secured by the Sierra Vista property, bore interest at 9.375% and called for monthly principal and interest payments of $25,807 on the first day of each month. This loan was transferred and assumed by the buyer of the property in October 1997.

7. PARTNERS' EQUITY (DEFICIT)

Accrual basis profits and losses resulting from operations of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. Currently, the Partnership does not meet the criteria for distributing cash to the General Partner, and it cannot reasonably predict when the criteria will be met. Accordingly, no accrual basis profits and losses from operations has been allocated to the General Partner through December 31, 1996. During 1997, the General Partner was allocated losses to the extent they were in excess of the Limited Parnters' capital balances since the Limited Partners cannot be allocated losses in excess of their balances.

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

The proceeds from the sale of the Sierra Vista property were required to be distributed to SMMP under the provisions of the agreement with SMMP and thus were not allocated in accordance with the provisions described above.

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sorrento I Partners

We have audited the accompanying balance sheets of Sorrento I Partners, a California general partnership, (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sorrento I Partners as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                                                 December 31,         December 31,
                                                                                                    1997                   1996
                                                                                                 ----------            ----------
ASSETS

Cash and cash equivalents ........................................................               $    3,675            $   20,362
Receivables:
   Unbilled rent (Notes 1 and 4) .................................................                   34,906                13,962
   Other .........................................................................                   14,301                14,162
Due from affiliates (Note 3) .....................................................                    4,770                 4,770
Income-producing property - net of accumulated
   depreciation of $537,812 in 1997 and
   $1,170,370 in 1996 (Notes 1, 4 and 5) .........................................                2,439,688             2,541,614
Other assets (Notes 1 and 2) .....................................................                  137,926               171,776
                                                                                                 ----------            ----------
Total Assets .....................................................................               $2,635,266            $2,766,646
                                                                                                 ==========            ==========
LIABILITIES AND GENERAL PARTNERS' EQUITY (DEFICIT)

Accrued and other liabilities (Note 2) ...........................................               $   16,124            $   24,393
Note payable to affiliate (Note 5) ...............................................                  631,827               750,000
                                                                                                 ----------            ----------
Total Liabilities ................................................................                  647,951               774,393
                                                                                                 ----------            ----------
General Partners' equity (Notes 1 and 6) .........................................                1,987,315             1,992,253
                                                                                                 ----------            ----------
Total Liabilities and General Partners' equity ...................................               $2,635,266            $2,766,646
                                                                                                 ==========            ==========

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                  1997                1996                 1995
                                                                               -----------         -----------          -----------
Revenues:
   Rental income (Note 1) ............................................         $   283,635         $   189,177          $         0
   Other income ......................................................               9,404                   0                    0
                                                                               -----------         -----------          -----------
        Total revenues ...............................................             293,039             189,177                    0
                                                                               -----------         -----------          -----------
Expenses:
   Operating expenses:
   Depreciation and amortization .....................................             127,662             149,618              136,089
   Property taxes and insurance ......................................               2,847              22,068               39,208
   Administrative fees (Note 3) ......................................              34,860              33,714               40,354
   Maintenance and repairs ...........................................                  49              24,458               31,500
   Management fees (Note 3) ..........................................              15,762              13,003                    0
   Utilities .........................................................                   0               7,062               16,175
   Legal and accounting ..............................................              22,803              18,216               26,090
   General and administrative ........................................               5,677               4,362               29,041
   Salaries and payroll taxes ........................................                   0                   0                1,561
   Renting expenses ..................................................                   0               3,300                    0
   Other operating expenses ..........................................               1,894               7,614                8,980
                                                                               -----------         -----------          -----------
        Total operating expenses .....................................             211,554             283,415              328,998

   Interest ..........................................................              63,123             144,646              310,575
                                                                               -----------         -----------          -----------
        Total expenses ...............................................             274,677             428,061              639,573
                                                                               -----------         -----------          -----------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN ..............................              18,362            (238,884)            (639,573)
                                                                               -----------         -----------          -----------
EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT (NOTE 5) ................                   0           1,200,381                    0
                                                                               -----------         -----------          -----------
NET INCOME (LOSS) ....................................................         $    18,362         $   961,497          $  (639,573)
                                                                               ===========         ===========          ===========

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

           STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                General Partners
                                                                              ------------------------------------------------------
                                                                             Sierra Pacific          Sierra
                                                                              Development           Mira Mesa
                                                                               Fund III              Partners             Total
                                                                              -----------          -----------          -----------
General Partners' equity (deficit) - January 1, 1995 ................         $  (490,699)         $   145,586          $  (345,113)
Net loss ............................................................            (264,847)            (374,726)            (639,573)
Contributions .......................................................                   0              500,242              500,242
                                                                              -----------          -----------          -----------

General Partners' equity (deficit) - December 31, 1995 ..............            (755,546)             271,102             (484,444)
Net income ..........................................................             413,857              547,640              961,497
Contributions .......................................................                   0            1,551,100            1,551,100
Distributions .......................................................                   0              (35,900)             (35,900)
                                                                              -----------          -----------          -----------

General Partners' equity (deficit) - December 31, 1996 ..............            (341,689)           2,333,942            1,992,253
Net income ..........................................................               7,906               10,456               18,362
Contributions .......................................................                   0              141,000              141,000
Distributions .......................................................                   0             (164,300)            (164,300)
                                                                              -----------          -----------          -----------
General Partners' equity (deficit) - December 31, 1997 ..............         $  (333,783)         $ 2,321,098          $ 1,987,315
                                                                              ===========          ===========          ===========

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                   1997               1996                 1995
                                                                                -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................................        $    18,362         $   961,497         $  (639,573)
  Adjustments to reconcile net income (loss)
  to cash used in operating activities:
    Gain from extinguishment of debt ...................................                  0          (1,200,381)                  0
    Depreciation and amortization ......................................            127,662             149,618             136,089
    (Increase) decrease in rent receivable .............................            (20,944)            (13,962)              5,880
    Increase in other receivables ......................................               (139)            (14,162)                  0
    Decrease (increase) in other assets ................................              8,114            (178,536)             (7,849)
    (Decrease) increase in accrued and other liabilities ...............             (8,269)             (4,511)             74,411
                                                                                -----------         -----------         -----------
  Net cash provided by (used in) operating activities ..................            124,786            (300,437)           (431,042)
                                                                                -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................................                  0            (446,630)                  0
                                                                                -----------         -----------         -----------
  Net cash used in investing activities ................................                  0            (446,630)                  0
                                                                                -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to affiliates .............................................                  0              (4,770)                  0
    Contributions by the General Partners ..............................            141,000           1,551,100             500,242
    Distributions to the General Partners ..............................           (164,300)            (35,900)                  0
    Principal payments on note payable .................................           (118,173)           (787,976)            (33,856)
                                                                                -----------         -----------         -----------
  Net cash (used in) provided by financing activities ..................           (141,473)            722,454             466,386
                                                                                -----------         -----------         -----------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS ................................................            (16,687)            (24,613)             35,344

CASH AND CASH EQUIVALENTS - Beginning of period ........................             20,362              44,975               9,631
                                                                                -----------         -----------         -----------
CASH AND CASH EQUIVALENTS - End of period ..............................        $     3,675         $    20,362         $    44,975
                                                                                ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the period for interest .............................        $    68,961         $   164,898         $   223,811
                                                                                ===========         ===========         ===========

During 1996, Sorrento I exercised a discounted payoff option on its notes payable that resulted in a $1,200,381 extraordinary gain. During 1995, accrued interest was added to the note payable principal balance in the amount of $85,709. These are noncash transactions not reflected in the above statements of cash flows.

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sorrento I Partners ("SIP") was formed as a California general partnership on April 1, 1993 between Sierra Mira Mesa Partners ("SMMP") and Sierra Pacific Development Fund III ("SPDFIII") to develop and operate the real property known as Sorrento I, an industrial building, located in San Diego, California. The property contains 43,100 square feet and is located adjacent to Sierra Mira Mesa office building, which is owned and operated by Sierra Mira Mesa Partners. In 1993, SMMP contributed cash of $383,836 ($443,836, net, through 31, 1994) for a 55.03% interest and SPDFIII contributed the property and all associated encumbrances for a 44.97% interest in SIP. During 1995, 1996 and 1997, SMMP contributed an additional $500,242, $1,551,100 and $141,000 and received distributions amounting to $0, $35,900 and $164,300 respectively. The partnership agreement calls for a recalculation of the percentage ownership interest each year on January 1st to account for the Partner's aggregate capital contributions and distributions since inception through the prior year. Accordingly, as of January 1, 1995, 1996 and 1997 SPDFIII's interest in SIP was changed to 41.41%, 24.94% and 11.31%, respectively. On January 1, 1998, SPDFIII's interest will be increased to 11.41% and SMMP's interest will be reduced to 88.59% to reflect the 1997 contributions and distributions.

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

BASIS OF FINANCIAL STATEMENTS

SIP maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, SIP prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of SIP at December 31, 1997 and 1996 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and note payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the note payable approximates the carrying value based on market rates at December 31, 1997. The fair value of the amounts due from affiliates can not be determined due to the related party nature of this receivable.

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

Sorrento I Partners
Notes to Financial Statements
Page two


Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income or deferred income as appropriate.

SIP employs a systematic approach in determining whether the value of income-producing property has been impaired. Prior to 1995, a provision for loss on a property was established if the appraised value of the property declined below its book value due to what the General Partner believed to be an other than temporary condition. A complete appraisal was performed on the property as of December 31 each year

Effective January 1, 1995, SIP implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). SIP regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, SIP shall recognize an impairment loss in accordance with the Statement. No provision was required due to the implementation of this Statement.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1997. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. SIP may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

Rent receivable consists of (a) unbilled rent - the difference between rent recognized on the straight-line method and actual cash due; an (b) billed rent - rent due but not yet received.

Sorrento I Partners
Notes to Financial Statements
Page three


2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1997 and 1996 is as follows:

                                                              1997         1996
                                                           --------     --------
Other assets:
     Prepaid expenses ................................     $      0     $  2,597
     Deferred loan costs, net of accumulated
       amortization of $77 in 1997 and $26
       in 1996 .......................................          940          991
     Deferred leasing costs, net of accumulated
       amortization of $42,506 in 1997 and
       $16,822 in 1996 ...............................      136,986      162,671
     Tax impounds ....................................            0        5,517
     Deposits ........................................            0            0
                                                           --------     --------
                                                           $137,926     $171,776
                                                           ========     ========
Accrued and other liabilities:
     Accounts payable ................................     $ 16,124     $ 18,555
     Interest payable ................................            0        5,838
                                                           --------     --------
                                                           $ 16,124     $ 24,393
                                                           ========     ========


3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of SIP through March 31, 1995.

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the property. Management fees paid to affiliates for the years ended December 31, 1997 and 1996 were $15,762 and $13,003 respectively. No such costs were incurred in 1995.

SIP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SIP such as accounting, data processing and similar services. The affiliate was reimbursed $34,860, $33,714 and $31,001, respectively, for such services for the years ended December 31, 1997, 1996 and 1995. Additionally, SIP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1997, 1996 and 1995 the affiliate received $0, $33,084 and $0, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SIP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 1997, 1996 and 1995 these fees amounted to $0, $59,563 and $0, respectively, and were recorded as deferred leasing costs.

During 1996, SIP made a non-interest bearing advance to an affiliate in the amount of $4,770. Repayment is expected in 1998.

Reference is made to Note 5.

Sorrento I Partners
Notes to Financial Statements
Page four

4. INCOME-PRODUCING PROPERTIES

At December 31, 1997 and 1996 the total cost and accumulated depreciation of the property are as follows:

                                                    1997                1996
                                                -----------         -----------
Land ...................................        $ 1,305,518         $ 1,305,518
Building and
improvements ...........................          1,671,982           2,406,466
                                                -----------         -----------
   Total ...............................          2,977,500           3,711,984

Accumulated depreciation ...............           (537,812)         (1,170,370)
                                                -----------         -----------
   Net .................................        $ 2,439,688         $ 2,541,614
                                                ===========         ===========

During 1997 and 1996, SIP removed $734,484 and $10,780, respectively, from its building and improvements and related accumulated depreciation accounts for fully depreciated property.

Future minimum base rental income to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

          Year
         Ending                               Straight-line             Cash
      December 31,                                Basis                 Basis
------------------------------------            ----------            ----------
          1998 .....................            $  283,635            $  273,196
          1999 .....................               283,635               278,448
          2000 .....................               283,635               289,584
          2001 .....................               283,635               295,152
          2002 .....................               283,635               306,960
       Thereafter ..................                94,547               104,288
                                                ----------            ----------
         Total .....................            $1,512,722            $1,547,628
                                                ==========            ==========

SIP relied on one tenant for 100% of 1997 rental income. The principal business of the tenant is research and development in the communications sector.

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

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, called for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate is fixed at 9.34% per annum for the first year of the note and will thereafter be the one-year Treasury rate plus 375 basis points. A pre-payment in the amount of $105,000 was paid in April 1997.

A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate will convert to the one-year treasury rate plus 375 basis points. The note is amortized over a 210-month term and current payments are $6,154 per month, principal and interest inclusive until maturity in March 2015. The loan balance as of December 31, 1997 was $631,827.

At any time upon 120 days written notice to CGS, SIP may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

The excess of the net carrying amount of the balance due under the bank note agreement, net of unamortized deferred loan fees, over the balance due under the CGS Agreement was recognized as an extraordinary item in 1996 in the amount of $1,200,381.

Annual maturities under the CGS Agreement as of December 31, 1997 are: $15,489 in 1998; $16,999 in 1999; $18,657 in 2000; $20,476 in 2001; $22,472 in 2002; and
$537,734 thereafter.

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