Form 10-Q
period 1998-03-31
SIERRA PACIFIC DEVELOPMENT FUND III
filed 1998-05-12
CIK 747680

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                                  March 31, 1998
                            ----------------------------------------------------
Commission file number                                0-14276
                            ----------------------------------------------------




                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

            State of California                         33-0043953
------------------------------------------  ------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)
        5850 San Felipe, Suite 450

              Houston, Texas                               77057
------------------------------------------  ------------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number,
including area code:                                     (713) 706-6271
                                    --------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No__.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                     Page number
                                                                     -----------
Consolidated Balance Sheets - March 31, 1998 and December 31, 1997          4


Consolidated Statements of Operations - For the Three Months Ended March
31, 1998 and 1997                                                           5

Consolidated Statements of Changes in Partners' Equity - From June 5, 1984 (inception of the Partnership) to December 31, 1997 and for the Three
Months Ended March 31, 1998                                                 6

Consolidated Statements of Cash Flows - For the Three Months Ended
March 31, 1998 and 1997                                                     7

Notes to Consolidated Financial Statements                                  8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(a)            OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 65.49% interest in the Sierra Vista Partnership which operated the Sierra Vista property (the "Property"). The Property was sold in October 1997. The Partnership's remaining real estate investment is an 11.41% minority interest in Sorrento I Partners ("SIP"), which operates the Sierra Sorrento I property.

(b)            RESULTS OF OPERATIONS

No rental income was recorded for the three months ended March 31, 1998 due to the sale of the Property in October 1997. Rental income for the corresponding period in the prior year amounted to $142,000

Operating expenses for the three months ended March 31, 1998 were $21,000, compared to $111,000 for the same period in the prior year. Operating expenses for the quarter primarily consisted of accounting and auditing costs and other professional fees incurred during the period.

The Partnership's share of income (loss) from investment in SIP was ($1,000) for the three months ended March 31, 1998 compared to $3,000 for the corresponding period in the prior year.

 (c)           LIQUIDITY AND CAPITAL RESOURCES

In October 1997, the Partnership sold the Sierra Vista property for $5,630,000. The Partnership received cash of $2,141,000 from the sale of the Property and the secured loan was paid. In accordance with the Sierra Vista Partners joint venture agreement, these proceeds were distributed to Sierra Mira Mesa Partners ("SMMP"). Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,000 to the Partnership through the sale date.

As of March 31, 1998, the Partnership is in a liquid position. Total cash and current receivables amount to $9,000 compared to $7,000 of accrued and other liabilities.

The Partnership's primary capital requirements will be for the continued development and operation of the Sorrento I property. It is anticipated that these requirements will be funded from the operations of the property and the Partnership's joint venture partner, SMMP. As required, SMMP either advances or contributes cash to meet the Partnership's requirements. SMMP has adequate resources to make the necessary advances during the foreseeable future.

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997




                                                       March 31,    December 31,
                                                         1998           1997
                                                      ---------     ------------

ASSETS

Cash and cash equivalents ......................      $   2,763       $  14,602
Accounts receivable ............................          6,137           6,137
                                                      ---------       ---------

Total Assets ...................................      $   8,900       $  20,739
                                                      =========       =========


LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ..................      $   6,550       $   4,660
Due to affiliates ..............................          7,123               0
Investment in unconsolidated
  joint venture ................................        335,086         333,783
                                                      ---------       ---------

Total Liabilities ..............................        348,759         338,443
                                                      ---------       ---------

Minority interest in consolidated
  joint venture ................................         49,767          56,963
                                                      ---------       ---------

Partners' equity:
  General Partner ..............................       (389,626)       (374,667)
  Limited Partners:
    60,000 units authorized,
    36,521 issued and outstanding ..............              0               0
                                                      ---------       ---------

Total Partners' equity .........................       (389,626)       (374,667)
                                                      ---------       ---------

Total Liabilities and Partners' equity .........      $   8,900       $  20,739
                                                      =========       =========



                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997


                                                         1998            1997
                                                       --------       ---------

REVENUES:
  Rental income .................................      $      0       $ 141,806
                                                       --------       ---------

       Total revenues ...........................             0         141,806
                                                       --------       ---------

EXPENSES:
  Operating expenses ............................        20,852         111,210
  Depreciation and amortization .................             0         152,249
  Interest ......................................             0         147,244
                                                       --------       ---------

       Total costs and expenses .................        20,852         410,703
                                                       --------       ---------

LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE
   (LOSS) INCOME ................................       (20,852)       (268,897)
                                                       --------       ---------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE (LOSS) INCOME ..................        (1,303)          2,626
                                                       --------       ---------

LOSS BEFORE MINORITY INTEREST'S SHARE
   OF CONSOLIDATED JOINT VENTURE LOSS ...........       (22,155)       (266,271)
                                                       --------       ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ...............         7,196         126,516
                                                       --------       ---------

NET LOSS ........................................      $(14,959)      $(139,755)
                                                       ========       =========

Net loss per limited partnership unit ...........      $      0       $   (3.83)
                                                       ========       =========



                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        From June 5, 1984 (Inception of Partnership) to December 31, 1997
                  and for the Three Months Ended March 31, 1998




                                             Limited Partners                      Total
                                          -----------------------     General      Partners'
                                          Per Unit       Total        Partner      Equity
                                          --------   ------------  ------------  ------------
Proceeds from sale of
  partnership units ...................   $ 250.00   $ 9,222,500                 $ 9,222,500
Underwriting commissions
  and other organization expenses .....     (37.00)   (1,364,985)                 (1,364,985)
Repurchase of 369 partnership units          (0.18)      (85,005)                    (85,005)
Cumulative net income (loss)
  (to December 31, 1997) ..............    (201.63)   (7,363,663)  $  (353,145)   (7,716,808)
Cumulative distributions
  (to December 31, 1997) ..............     (11.19)     (408,847)      (21,522)     (430,369)
                                          ---------  ------------  ------------  ------------

Partners' equity - January 1, 1997               0             0      (374,667)     (374,667)
Net loss ..............................          0             0       (14,959)      (14,959)
                                          ---------  ------------  ------------  ------------

Partners' equity - March 31, 1998 .....    $     0    $         0   $ (389,626)  $  (389,626)
                                          =========  ============  ============  ============


                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997




                                                              1998        1997
                                                           --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................  $(14,959)  $(139,755)
  Adjustments to reconcile net loss
  to cash (used in) provided by operating activities:
    Depreciation and amortization .......................         0     152,249
    Partnership's share of unconsolidated
      joint venture loss (income) .......................     1,303      (2,626)
    Minority interest in consolidated
      joint venture loss ................................    (7,196)   (126,516)
    Decrease in rent receivable .........................         0      48,982
    Decrease in other receivables .......................         0       1,261
    Increase in other assets ............................         0      (3,952)
    Increase in accrued and other liabilities ...........     1,890     210,975
                                                           --------   ---------

    Net cash (used in) provided by operating activities .   (18,962)    140,618
                                                           --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions .....................         0    (238,119)
                                                           --------   ---------

    Net cash used in investing activities ...............         0    (238,119)
                                                           --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan from affiliate .................................     7,123     101,823
                                                           --------   ---------

    Net cash provided by financing activities ...........     7,123     101,823
                                                           --------   ---------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS ................................   (11,839)      4,322

CASH AND CASH EQUIVALENTS
   Beginning of period ..................................    14,602      97,439
                                                           --------   ---------

CASH AND CASH EQUIVALENTS
   End of period ........................................  $  2,763   $ 101,761
                                                           ========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest ..............  $      0   $  40,000
                                                           ========   =========



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

The Partnership Agreements of Sorrento I Partners and Sierra Vista Partners (the "Agreements") were amended effective January 1, 1995 to consider both contributions and distributions when calculating each partners' percentage interest at January 1 of each year as called for by the Agreements. Accordingly, on January 1, 1998, the Partnership's interest in Sorrento I Partners was increased from 11.31% to 11.41% and the Partnerships's interest in Sierra Vista Partners was increased from 52.95% to 65.49% to reflect 1997 contributions and distributions.

In October 1997, the Sierra Vista property was sold for $5,630,000. The Partnership received cash proceeds of $2,141,000 from the sale and the purchaser assumed the Partnership's debt on the property. In accordance with the joint venture agreement, these proceeds were distributed to SMMP. Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,000 to the Partnership through the sale date.

The Partnership's remaining real estate investment is an 11.41% minority interest in the Sierra Sorrento I property. Because the Partnership owns less than 50% of this property, it records its interest in Sorrento I Partners as an investment in an unconsolidated joint venture using the equity method of accounting. Thus, the Sierra Sorrento I property is not reflected as an asset on the Partnership's balance sheet nor is the debt on this property reflected in the balance sheet.

2.      BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture at March 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.


                                    UNAUDITED

Sierra Pacific Development
Fund III Notes to Consolidated Financial Statements
Page two

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1997.

3.      RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the three months ended March 31, 1998 and 1997 are affiliate transactions as follows:

                                                          March 31
                                                  --------------------------
                                                      1998         1997
                                                  ------------- ------------
               Management fees                      $      0    $  10,900
               Administrative fees                         0       15,140
               Construction supervision fees               0       56,444



4.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sorrento I Partners ("SIP") was formed on April 1, 1993 between the Partnership and Sierra Mira Mesa Partners, an affiliate, to develop and operate the real property known as Sierra Sorrento I (the "Property"), an industrial building located in San Diego, California. At March 31, 1998, the Partnership has a 11.41% equity interest with its contribution of Sierra Sorrento I and the related debt. This investment is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).


                                    UNAUDITED

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page three

Summarized income statement information for SIP for the three months ended March 31, 1998 and 1997 follows:

                                                               March 31
                                                        ------------------------
                                                           1998        1997
                                                        ----------- ------------
               Rental income                            $   70,909    $  70,909
               Total revenue                                70,909       70,909
               Operating expenses                           35,685       15,432
               Net (loss) income                          (11,416)        6,102




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

                                SIERRA PACIFIC DEVELOPMENT FUND III
                                a Limited Partnership
                                S-P PROPERTIES, INC.
                                General Partner

Date:  MAY 4, 1998              /s/ THOMAS N. THURBER
       -----------              --------------------------------
                                Thomas N. Thurber
                                President and Director

Date:  MAY 4, 1998              /s/ G. ANTHONY EPPOLITO
       -----------              --------------------------------
                                G. Anthony Eppolito
                                Chief Accountant