Form 10-Q
period 1998-06-30
SIERRA PACIFIC DEVELOPMENT FUND III
filed 1998-08-12
CIK 747680

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                        June 30, 1998
                      ----------------------------------------------------
Commission file number                      0-14276
                      ----------------------------------------------------


                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)


        State of California                        33-0043953
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 450
           Houston, Texas                            77057
-------------------------------------  -----------------------------------
  (Address of principal executive
              offices)                             (Zip Code)



Registrant's telephone number,
including area code:                          (713) 706-6271
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

                                                                  Page
                                                                 number
                                                                ----------
Consolidated Balance Sheets - June 30, 1998 and December 31,
1997                                                                4


Consolidated Statements of Operations - For the Six Months
Ended June 30, 1998 and 1997 and for the Three Months Ended
June 30, 1998 and 1997                                              5

Consolidated Statements of Changes in Partners' Equity - From
June 5, 1984 (inception of the Partnership) to December 31,
1997 and for the Six Months Ended June 30, 1998                     6

Consolidated Statements of Cash Flows - For the Six Months
Ended June 30, 1998 and 1997                                        7

Notes to Consolidated Financial Statements                          8


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 65.49% interest in the Sierra Vista Partnership, which operated the Sierra Vista property (the "Property"). The Property was sold in October 1997. The Partnership's remaining real estate investment is an 11.41% minority interest in Sorrento I Partners ("SIP"), which operates the Sierra Sorrento I property.

(b)         RESULTS OF OPERATIONS

No rental income was recorded for the six months ended June 30, 1998 due to the sale of the Property in October 1997. Rental income for the corresponding period in the prior year amounted to $376,000. The Partnership received an unanticipated $94,000 associated with the refinance of the Property in 1997. These funds were recorded as other income in the second quarter.

Operating expenses for the six months and three months ended June 30, 1998 consisted primarily of accounting and auditing costs and other administrative expenses.

(c)         LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Partnership is in a liquid position with cash of $2,000 and no current liabilities.

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

                      SIERRA PACIFIC DEVELOPMENT FUND III
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and December 31, 1997

--------------------------------------------------------------------------------

                                                June 30, 1998  December 31, 1997
                                               --------------  -----------------


ASSETS

Cash and cash equivalents ...................    $   2,487       $  14,602
Accounts receivable .........................            0           6,137
Due from affiliates .........................       78,533               0
                                                 ---------       ---------

Total Assets ................................    $  81,020       $  20,739
                                                 =========       =========


LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ...............    $       0       $   4,660
Investment in unconsolidated
  joint venture .............................      334,269         333,783
                                                 ---------       ---------

Total Liabilities ...........................      334,269         338,443
                                                 ---------       ---------

Minority interest in consolidated
  joint venture .............................       79,373          56,963
                                                 ---------       ---------

Partners' equity (deficit):
  General Partner ...........................     (332,622)       (374,667)
  Limited Partners:
    60,000 units authorized,
    36,521 issued and outstanding ...........            0               0
                                                 ---------       ---------

Total Partners' equity (deficit) ............     (332,622)       (374,667)
                                                 ---------       ---------

Total Liabilities and Partners' equity ......    $  81,020       $  20,739
                                                 =========       =========

                                   Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 1998 and 1997
              and for the Three Months Ended June 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                          Six Months Ended                 Three Months Ended
                                                              June 30,                           June 30,
                                                     ----------------------------       --------------------------
                                                         1998            1997               1998           1997
                                                     ------------   -------------       -----------   ------------

REVENUES:
  Rental income ..................................    $       0        $ 376,250        $       0        $ 234,444
  Other income ...................................       93,656                0           93,656                0
                                                      ---------        ---------        ---------        ---------

       Total revenues ............................       93,656          376,250           93,656          234,444
                                                      ---------        ---------        ---------        ---------

EXPENSES:
  Operating expenses .............................       28,715          256,843            7,863          145,633
  Depreciation and amortization ..................            0          307,017                0          154,768
  Interest .......................................            0          224,750                0           77,506
                                                      ---------        ---------        ---------        ---------

       Total costs and expenses ..................       28,715          788,610            7,863          377,907
                                                      ---------        ---------        ---------        ---------

INCOME (LOSS) BEFORE PARTNERSHIP'S SHARE
   OF UNCONSOLIDATED JOINT VENTURE
   (LOSS) INCOME .................................       64,941         (412,360)          85,793         (143,463)
                                                      ---------        ---------        ---------        ---------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE (LOSS) INCOME ...................         (485)              18              818           (2,608)
                                                      ---------        ---------        ---------        ---------

INCOME (LOSS) BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   (INCOME) LOSS .................................       64,456         (412,342)          86,611         (146,071)
                                                      ---------        ---------        ---------        ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE
  (INCOME) LOSS ..................................      (22,411)         194,015          (29,607)          67,499
                                                      ---------        ---------        ---------        ---------

NET INCOME (LOSS) ................................    $  42,045        $(218,327)       $  57,004        $ (78,572)
                                                      =========        =========        =========        =========

Net income (loss) per limited partnership unit ...    $    1.15        $   (5.98)       $    1.56        $   (2.15)
                                                      =========        =========        =========        =========

                                   Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) From June 5, 1984 (Inception of Partnership) to December 31, 1997
                   and for the Six Months Ended June 30, 1998

--------------------------------------------------------------------------------

                                                              Limited Partners                                    Total
                                                         ----------------------------         General           Partners'
                                                           Per Unit         Total             Partner            Equity
                                                         ------------   -------------       -----------      -------------
Proceeds from sale of
  partnership units ..............................       $   250.00     $ 9,222,500                           $ 9,222,500
Underwriting commissions
  and other organization expenses ................           (37.00)     (1,364,985)                           (1,364,985)
Repurchase of 369 partnership units ..............            (0.18)        (85,005)                              (85,005)
Cumulative net income (loss)
  (to December 31, 1997) .........................          (201.63)     (7,363,663)       $  (353,145)        (7,716,808)
Cumulative distributions
  (to December 31, 1997) .........................           (11.19)       (408,847)           (21,522)          (430,369)
                                                         ----------     -----------         ----------       ------------

Partners' equity (deficit) - January 1, 1997 .....                0               0           (374,667)          (374,667)
Net income .......................................                0               0             42,045             42,045
                                                         ----------     -----------         ----------       ------------

Partners' equity (deficit) - June 30, 1998 .......       $        0     $         0        $  (332,622)       $  (332,622)
                                                         ==========     ===========        ===========        ===========

                                   Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                              1998             1997
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................   $    42,045    $  (218,327)
  Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities:
    Depreciation and amortization ......................             0        307,017
    Partnership's share of unconsolidated
      joint venture loss (income) ......................           485            (18)
    Minority interest in consolidated
      joint venture income (loss) ......................        22,411       (194,015)
    Decrease in rent receivable ........................             0         28,695
    Decrease in other receivables ......................         6,137          1,261
    Increase in other assets ...........................             0       (240,689)
    (Decrease) increase in accrued and other liabilities        (4,660)        67,076
                                                           -----------    -----------

    Net cash used in operating activities ..............        66,418       (249,000)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................             0       (259,628)
                                                           -----------    -----------

    Net cash used in investing activities ..............             0       (259,628)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Funding of note payable secured by property ........             0      3,050,000
    Principal payments on notes payable ................             0     (3,413,968)
    Loan to affiliate ..................................       (78,533)             0
    Loan from affiliate ................................             0        795,965
                                                           -----------    -----------

    Net cash (used in) provided by financing activities        (78,533)       431,997
                                                           -----------    -----------

NET DECREASE IN CASH
    AND CASH EQUIVALENTS ...............................       (12,115)       (76,631)

CASH AND CASH EQUIVALENTS
   Beginning of period .................................        14,602         97,439
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS
   End of period .......................................   $     2,487    $    20,808
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest .............   $         0    $   244,750
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

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture at June 30, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

                                   Unaudited

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page two


In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1997.

3.    RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the six months ended June 30, 1998 and 1997 are affiliate transactions as follows:

                                                June 30
                                         -----------------------
                                             1998       1997
                                         -----------------------
            Management fees                $      0   $  23,758
            Administrative fees                   0      39,447
            Construction supervision
            fees                                  0      56,444
            Leasing fees                          0      48,126
            Broker fees                           0      61,000



4.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sorrento I Partners ("SIP") was formed on April 1, 1993 between the Partnership and Sierra Mira Mesa Partners, an affiliate, to develop and operate the real property known as Sierra Sorrento I (the "Property"), an industrial building located in San Diego, California. At June 30, 1998, the Partnership has a 11.41% equity interest with its contribution of Sierra Sorrento I and the related debt. This investment is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

                                   Unaudited

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page three


Summarized income statement information for SIP for the six months ended June 30, 1998 and 1997 follows:

                                                    June 30
                                              ---------------------
                                                1998       1997
                                              ---------------------
            Rental income                     $ 140,505  $ 141,818
            Total revenue                       140,505    141,818
            Operating expenses                   51,658     45,130
            Net (loss) income                   (4,254)         42



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



                          SIERRA PACIFIC DEVELOPMENT FUND III
                          a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  AUGUST 10, 1998    /s/ THOMAS N. THURBER
                          ----------------------------
                          Thomas N. Thurber
                          President and Director

Date:  AUGUST 10, 1998    /s/ G. ANTHONY EPPOLITO
                          ----------------------------
                          G. Anthony Eppolito
                          Chief Accountant