Form 10-Q
period 1998-09-30
SIERRA PACIFIC DEVELOPMENT FUND III
filed 1998-11-12
CIK 747680

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter ended              September 30, 1998
                        -----------------------------------
Commission file number              0-14276
                        -----------------------------------

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

        State of California                        33-0043953
  -------------------------------       -------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)

     5850 San Felipe, Suite 450
           Houston, Texas                            77057
  -------------------------------       -------------------------------
  (Address of principal executive                  (Zip Code)
              offices)

Registrant's telephone
number, including area code:                   (713) 706-6271
                                        -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                  PAGE
                                                                 NUMBER
                                                                ----------
Consolidated Balance Sheets - September 30, 1998 and December
31, 1997                                                            4


Consolidated Statements of Operations - For the Nine Months
Ended September 30, 1998 and 1997 and for the Three Months
Ended September 30, 1998 and 1997                                   5

Consolidated Statements of Changes in Partners' Equity -
From June 5, 1984 (inception of the Partnership) to
December 31, 1997 and for the Nine Months Ended September 30,
1998                                                                6

Consolidated Statements of Cash Flows - For the Nine
Months Ended September 30, 1998 and 1997                            7

Notes to Consolidated Financial Statements                          8

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

(b)         RESULTS OF OPERATIONS

No rental income was recorded for the nine months ended September 30, 1998 due to the sale of the Property in October 1997. Rental income for the corresponding period in the prior year amounted to $567,000. The Partnership received an unanticipated $94,000 associated with the refinance of the Property in 1997. These funds were recorded as other income in the second quarter.

Operating expenses for the nine months and three months ended September 30, 1998 consisted primarily of accounting and auditing costs and other administrative expenses.

(c)         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Partnership is in a liquid position with cash of $2,000 and no current liabilities.

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

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                    ----------------------------------------

                                                     September 30,  December 31,
                                                        1998            1997
                                                      ---------       ---------
ASSETS

Cash and cash equivalents ......................      $   1,904       $  14,602
Accounts receivable ............................              0           6,137
Due from affiliate .............................         74,756               0
                                                      ---------       ---------
Total Assets ...................................      $  76,660       $  20,739
                                                      =========       =========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ..................      $       0       $   4,660
Investment in unconsolidated
  joint venture ................................        333,812         333,783
                                                      ---------       ---------
Total Liabilities ..............................        333,812         338,443
                                                      ---------       ---------
Minority interest in consolidated
  joint venture ................................         77,869          56,963
                                                      ---------       ---------
Partners' equity (deficit):
  General Partner ..............................       (335,021)       (374,667)
  Limited Partners:
    60,000 units authorized,
    36,521 issued and outstanding ..............              0               0
                                                      ---------       ---------
Total Partners' equity (deficit) ...............       (335,021)       (374,667)
                                                      ---------       ---------
Total Liabilities and Partners' equity .........      $  76,660       $  20,739
                                                      =========       =========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
           AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
           ----------------------------------------------------------

                                                    Nine Months Ended        Three Months Ended
                                                      September 30,             September 30,
                                                 -----------------------    --------------------
                                                   1998         1997         1998        1997
                                                 --------    -----------    -------    ---------
REVENUES:

  Rental income ..............................   $      0    $   566,780    $     0    $ 190,530
  Interest income ............................          0            633          0          633
  Other income ...............................     93,656              0          0            0
                                                 --------    -----------    -------    ---------
       Total revenues ........................     93,656        567,413          0      191,163
                                                 --------    -----------    -------    ---------
EXPENSES:

  Operating expenses .........................     33,075        418,057      4,360      161,214
  Depreciation and amortization ..............          0        464,427          0      157,410
  Interest ...................................          0        299,404          0       74,654
                                                 --------    -----------    -------    ---------
       Total costs and expenses ..............     33,075      1,181,888      4,360      393,278
                                                 --------    -----------    -------    ---------
INCOME (LOSS) BEFORE PARTNERSHIP'S SHARE
   OF UNCONSOLIDATED JOINT VENTURE
   (LOSS) INCOME .............................     60,581       (614,475)    (4,360)    (202,115)
                                                 --------    -----------    -------    ---------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE (LOSS) INCOME ...............        (29)         2,465        456        2,447
                                                 --------    -----------    -------    ---------
INCOME (LOSS) BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   (INCOME) LOSS .............................     60,552       (612,010)    (3,904)    (199,668)
                                                 --------    -----------    -------    ---------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE
  (INCOME) LOSS ..............................    (20,906)       289,110      1,505       95,095
                                                 --------    -----------    -------    ---------
NET INCOME (LOSS) ............................   $ 39,646    $  (322,900)   $(2,399)   $(104,573)
                                                 ========    ===========    =======    =========
Net income (loss) per limited partnership unit   $      0    $     (8.84)   $     0    $   (2.86)
                                                 ========    ===========    =======    =========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
        FROM JUNE 5, 1984 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1997
                AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
        -----------------------------------------------------------------

                                                     Limited Partners                      Total
                                                  ----------------------     General      Partners'
                                                  Per Unit     Total         Partner       Equity
                                                  -------    -----------    ---------    -----------
Proceeds from sale of
  partnership units ...........................   $ 250.0    $ 9,222,500                 $ 9,222,500
Underwriting commissions
  and other organization expenses .............    (37.00)    (1,364,985)                 (1,364,985)
Repurchase of 369 partnership units ...........     (0.18)       (85,005)                    (85,005)
Cumulative net income (loss)
  (to December 31, 1997) ......................   (201.63)    (7,363,663)   $(353,145)    (7,716,808)
Cumulative distributions
  (to December 31, 1997) ......................    (11.19)      (408,847)     (21,522)      (430,369)
                                                  -------    -----------    ---------    -----------
Partners' equity (deficit) - January 1, 1997 ..         0              0     (374,667)      (374,667)
Net income ....................................         0              0       39,646         39,646
                                                  -------    -----------    ---------    -----------
Partners' equity (deficit) - September 30, 1998   $     0    $         0    $(335,021)   $  (335,021)
                                                  =======    ===========    =========    ===========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              -----------------------------------------------------

                                                             1998          1997
                                                           --------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................   $ 39,646    $  (322,900)
  Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities:
    Depreciation and amortization ......................          0        464,427
    Partnership's share of unconsolidated
      joint venture loss (income) ......................         29         (2,465)
    Minority interest in consolidated
      joint venture income (loss) ......................     20,906       (289,110)
    Decrease in rent receivable ........................          0         30,341
    Decrease in other receivables ......................      6,137          1,261
    Increase in other assets ...........................          0       (288,091)
    (Decrease) increase in accrued and other liabilities     (4,660)       100,228
                                                           --------    -----------
    Net cash provided by (used in) operating activities      62,058       (306,309)
                                                           --------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................          0       (364,963)
                                                           --------    -----------
    Net cash used in investing activities ..............          0       (364,963)
                                                           --------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Funding of note payable secured by property ........          0      3,050,000
    Principal payments on notes payable ................          0     (3,416,399)
    Loan to affiliate ..................................    (74,756)             0
    Loan from affiliate ................................          0        946,065
                                                           --------    -----------
    Net cash (used in) provided by financing activities     (74,756)       579,666
                                                           --------    -----------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS ...............................    (12,698)       (91,606)

CASH AND CASH EQUIVALENTS
   Beginning of period .................................     14,602         97,439
                                                           --------    -----------
CASH AND CASH EQUIVALENTS
   End of period .......................................   $  1,904    $     5,833
                                                           ========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest .............   $      0    $   293,934
                                                           ========    ===========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

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

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture at September 30, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

                                    UNAUDITED

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page two

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1997.

3.    RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the nine months ended September 30, 1998 and 1997 are affiliate transactions as follows:

                                                                  September 30
                                                              ------------------
                                                               1998        1997
                                                              ------     -------
Management fees .........................................     $    0     $35,395
Administrative fees .....................................          0      56,972
Construction supervision
fees ....................................................          0      56,444
Leasing fees ............................................          0      71,821


4.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sorrento I Partners ("SIP") was formed on April 1, 1993 between the Partnership and Sierra Mira Mesa Partners, an affiliate, to develop and operate the real property known as Sierra Sorrento I (the "Property"), an industrial building located in San Diego, California. At September 30, 1998, the Partnership has a 11.41% equity interest with its contribution of Sierra Sorrento I and the related debt. This investment is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

                                    UNAUDITED

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page three

Summarized income statement information for SIP for the nine months ended September 30, 1998 and 1997 follows:

                                                             September 30
                                                   -----------------------------
                                                      1998                1997
                                                   ---------            --------
Rental income ..........................           $ 211,414            $212,727
Total revenue ..........................             211,414             212,727
Operating expenses .....................              72,069              62,941
Net (loss) income ......................                (258)              5,726


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

                          SIERRA PACIFIC DEVELOPMENT FUND III
                          a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  NOVEMBER 1, 1998   /S/ THOMAS N. THURBER
                          -----------------------
                          Thomas N. Thurber
                          President and Director

Date:  NOVEMBER 1, 1998   /S/ G. ANTHONY EPPOLITO
                          -----------------------
                          G. Anthony Eppolito
                          Chief Accountant