Form 10-K
period 1998-12-31
SIERRA PACIFIC DEVELOPMENT FUND III
filed 1999-03-30
CIK 747680

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998     Commission file number : 0-14276


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

                       DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Limited Partners for the Year Ended December 31, 1998 is
                 incorporated by reference into Parts II and III

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

In April 1993, the Partnership created a California general partnership (Sorrento I Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Sorrento I property. The Partnership contributed the Sierra Sorrento I property and SMMP contributed cash ($2,435,977, net, through December 31, 1997) in exchange for a 88.59% interest in Sorrento I Partners. SMMP made additional contributions of $8,500 and received distributions of $118,000 in 1998. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sorrento I Partners, beginning January 1, 1995. Accordingly, as of January 1, 1999, the Partnership's interest in Sorrento I Partners will be increased to 11.88%, and SMMP's interest will be reduced to 88.12%. Because the Partnership owns less than 50% of the Sierra Sorrento I property, it records its interest in Sorrento I Partners as an investment in an unconsolidated joint venture using the equity method of accounting. Thus, the Sierra Sorrento I property is not reflected as an asset on the Partnership's balance sheet nor is the debt on the property reflected in the balance sheet.

In February 1994, the Partnership formed a joint venture with SMMP known as Sierra Vista Partners ("SVP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Vista property. Through December 31, 1997, SMMP had contributed $1,396,204 cash, net, for a 34.51% interest in Sierra Vista Partners. SMMP made additional contributions of $36,900, and received distributions of $108,656 in 1998. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sierra Vista Partners, beginning January 1, 1995. Accordingly, as of January 1, 1999 the Partnership's interest in Sierra Vista Partners will be increased to 66.68%, and SMMP's interest will be decreased to 33.32%.

In October 1997, the Sierra Vista property was sold for $5,630,000. The Partnership received net cash proceeds of $2,140,598 from the sale for its 52.95% interest in this property and the purchaser assumed the Partnership's $3,044,397 debt on the property. The Partnership also incurred additional selling costs and credited security deposits and prorata rents for October to the buyer. In accordance with the SVP joint venture agreement, these proceeds were distributed to SMMP. Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,204 to SVP through the sale date.

At December 31, 1998, the Partnership's remaining real estate investment is an 11.41% minority interest in the Sierra Sorrento I property.

Audited financial statements of Sorrento I Partners are included in the Annual Report to the Limited Partners attached as an Exhibit.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owned and operated Sierra Vista, an industrial/office project in Anaheim, California. The Sierra Vista property was sold in October 1997. During 1998 and as of December 31, 1998, the Partnership has an 11.41% interest in an industrial property known as Sorrento I in San Diego, California through a California general partnership with Sierra Mira Mesa Partners.

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

Operations of the Partnership through 1997 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital and providing distributable cash flow partially sheltered from Federal income tax. As discussed above, the Partnership sold the Sierra Vista property in October 1997. As of December 31, 1998, the Partnership had paid cash distributions of $11.19 for each $250 unit investment and remaining partners' equity (deficit) was computed at $0 per unit. Thus, if the Partnership were to be liquidated at the end of 1998 at book value, each $250 investment would have returned a total of $11.19.


ITEM 2.      PROPERTIES

As stated in Item 1 the Partnership sold the Sierra Vista property in October 1997. During 1998 and as of December 31, 1998, the Partnership has an 11.41% interest in an industrial property known as Sorrento I in San Diego, California through a California general partnership with Sierra Mira Mesa Partners. See
Item 1. Business for discussion of percentage ownership changes.

Sorrento I is an industrial building with 43,100 square feet of rentable space. One tenant began leasing the entire 43,100 rentable square feet of Sorrento I in 1996. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. The effective annual rent per square foot at December 31, 1998 is $6.58. The principal business of the tenant is research and development in the communications sector.

                              DEPRECIABLE PROPERTY

                        Sorrento I, San Diego, California
                 Office Building - Income-Producing Property

                                                                   TENANT
                                    LAND          BUILDINGS     IMPROVEMENTS       TOTAL
                              --------------   -------------    -------------    -----------
Historical Cost & Tax Basis   $    1,305,518   $   1,342,683    $     329,299    $ 2,977,500

Accumulated
Depreciation ..............                         (526,906)        (112,833)      (639,739)
                              --------------   -------------    -------------    -----------
Net Carrying Value ........   $    1,305,518   $     815,777    $     216,466    $ 2,337,761
                              ==============   =============    =============    ===========
Depreciation Method .......   Not Applicable   Straight-line    Straight-line
Depreciable Life ..........   Not Applicable     10-30 Years       7-10 years

REAL ESTATE TAXES The real estate tax obligation for 1998 is approximately 1.12% of the assessed value or $29,144.

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

                  A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points (9.06% at December 31, 1998). The note is amortized over a 210-month term and current payments are $6,048 per month, principal and interest inclusive until maturity in March 2015. The loan balance as of December 31, 1998 was $616,223.

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


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1998, the number of security holders is as follows:


                                                                       NUMBER OF
                                                          NUMBER        RECORD
                                                         OF UNITS       HOLDERS
                                                         ---------     ---------
Limited Partners ...................................        36,521           841
                                                         =========     =========

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

The Partnership has neither paid nor declared any cash or other distributions to the General or Limited Partners during the three most recent fiscal years. There are no contractual or other restrictions on the Partnership's ability to make such distributions.

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

Overview:

The following discussion should be read in conjuntion with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1998, the Partnership owned a 65.49% interest in Sierra Vista Partners, which operated the Sierra Vista property, which was sold in October 1997. In addition, the Partnership held an 11.41% interest in Sorrento I Partners ("SIP"), which operates the Sorrento I property.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997.

No rental income was recorded for the year ended December 31, 1998 due to the sale of the Property in 1997. Rental income in the prior year was $558,000. In 1998, the Partnership received a cash payment of $94,000, recorded as other income, related to an adjustment to the refinancing of the debt on the Sierra Vista property that took place prior to the sale of the property in 1997. Operating expenses for the year ended December 31, 1998 were $37,000, which consisted primarily of accounting and other general and administrative expenses. Operating expenses in the prior year were $952,000. No interest expense was incurred in 1998 due to the sale of the Property in the prior year. The Partnership's loan was transferred and assumed by the buyer of the property at the time of sale.

The Partnership's remaining real estate investment is an 11.41% minority interest in the Sorrento I property. The Partnership's share of income from its investment in SIP was $1,000 for the year ended December 31, 1998 compared to $8,000 for the year ended December 31, 1997. In accordance with the Sorrento I partnership agreement, income resulting from its operations is first allocated to the General Partners in proportion to the relative amounts of net cumulative losses until such allocation of income equals the previously allocated net cumulative losses. Then, profits are allocated in proportion to the distributions made to the General Partners during the year. As such, SIP allocated the Partnership 43.04% of its income, and the other General Partner, SMMP, received 56.96% of its income for each of the years ending December 31, 1998 and 1997.

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

Liquidity and Capital Resouces:

The Partnership received net cash proceeds of $2,141,000 from the sale of the property in 1997. In accordance with the Sierra Vista Partners joint venture agreement, these proceeds were distributed to Sierra Mira Mesa Partners ("SMMP"). Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,000 to the Partnership through the sale date.

As of December 31, 1998, the Partnership is in a liquid position with cash of $1,000 and no current liabilities.

One tenant began leasing the entire 43,100 rentable square feet of the Sorrento I property in 1996. This lease commenced May 1, 1996 and expires April 30, 2003. The current base rent called for under this lease is $23,204 per month and shall increase in subsequent periods. The lease contains an option to extend for an additional five years.

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

A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to one-year treasury plus 375 basis points (9.06% at December 31, 1998). The note is amortized over a 210-month term and at the current interest rate, the CGS Agreement calls for monthly principal and interest payments of $6,048, which is significantly less than the $28,570 called for under the bank note payable.

At any time upon 120 days written notice to CGS, SIP may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

Sorrento I has improved its cash flow as a result of the new lease and new payment terms on the debt.

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

In accordance with the SIP joint venture agreement, proceeds shall first be distributed to SMMP as a return of capital in proportion to its aggregate unreturned contributed capital and then to the Partnership in proportion to its aggregate unreturned contributed capital. Any remaining proceeds shall first be distributed pro rata in proportion to the partners' positive balances in their capital accounts and then in accordance with their percentage interest.

YEAR 2000 COMPLIANCE

The Year 2000 Compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements.

The Partnership employs a property management company to manage, operate and lease the property. The management company believes it will be ready for the Year 2000 date change by the end of 1999. The impact of Year 2000 non-compliance by other third parties cannot accurately be gauged.

The total cost to the Partnership of activities associated with Year 2000 Compliance is not anticipated to be material to its financial position or results of operations in any given year. In January 1999, the Partnership began utilizing a new software program to maintain books and records. The new software program is Year 2000 compliant.

The total amount of potential risk that would be reasonably likely to result from Year 2000 failures cannot presently be estimated. In the event the Partnership does not properly identify Year 2000 issues in a timely manner, there can be no assurance that Year 2000 issues will not materially affect the Partnership's results.

The Partnership's contingency plan should systems fail due to the Year 2000 date change is to temporarily convert to a manual system. The Partnership believes it could temporarily operate on a manual system without adversely impacting operations.

The preceding Year 2000 discussion contains various forward-looking statements which represent the Partnership's beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from projected results.



ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

     1. Independent Auditors' Report

     2. Consolidated Balance Sheets - December 31, 1998 and 1997

     3. Consolidated Statements of Operations - for the years ended December 31, 1998, 1997 and 1996

     4. Consolidated Statements of Changes in Partners' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996

     5. Consolidated Statements of Cash Flows - for the years ended December 31, 1998, 1997 and 1996

     6. Notes to Consolidated Financial Statements

     7. Balance Sheets of Sorrento I Partners as of December 31, 1998 and 1997 and Statements of Operations, Changes in Partners' Equity (Deficit) and Cash Flows for each of the three years in the period ended December 31, 1998 and Independent Auditors' Report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Registrant is a California Limited Partnership and has no officers or directors.

S-P Properties, Inc., a California corporation, is the General Partner of the Registrant. In December 1994, Finance Factors, Inc., a subsidiary of CGS Real Estate Company, Inc., purchased the common stock of TCP, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc. CGS Real Estate Company, Inc. and its affiliates are engaged in real estate management, leasing, ownership, and sales. The companies own or manage more than ten million square feet of commercial real estate in Texas, Arizona, Colorado, Missouri, California and the Carolinas.

The executive officers and directors of S-P Properties, Inc. are:


                                                                   APPROXIMATE
NAME                       POSITION                 AGE           TIME IN OFFICE
--------------------------------------------------------------------------------
Thomas N. Thurber    President and Director          48             4 years

Dawson L. Davenport  Vice President                  43             4 years

Steven M. Speier     Secretary/Treasurer and         48             4 years
                     Director

William J. Carden    Assistant Secretary/Treasurer   54             4 years
                     and Director


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

None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.     EXHIBITS

  1.   Annual Report to the Limited Partners

  2.   Exhibit Number 27 - Selected Financial Data


B.     FINANCIAL STATEMENT SCHEDULES

  The following financial statement schedule and the report of the independent auditors thereon are in included herein:

  1. Schedule II-Valuation and Qualifying Accounts and Reserves-for the years ended December 31, 1998, 1997 and 1996.

  All other financial statement schedules are omitted as they either are not required or are not applicable.


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



                                     SIERRA PACIFIC DEVELOPMENT FUND III
                                     a California Limited Partnership
                                     S-P PROPERTIES, INC.
                                     General Partner


Date:
       March 19, 1999                /S/THOMAS N. THURBER
       ----------------------------  --------------------------------------
                                     Thomas N. Thurber
                                     President and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Date:  March 19, 1999                /S/THOMAS N. THURBER
       ----------------------------  --------------------------------------
                                     Thomas N. Thurber
                                     President and Director
                                     S-P Properties, Inc.

Date:  March 19, 1999                /S/WILLIAM J. CARDEN
       ----------------------------  --------------------------------------
                                     William J. Carden
                                     Assistant Secretary/Treasurer and Director
                                     S-P Properties, Inc.

Date:  March 19, 1999                /S/G. ANTHONY EPPOLITO
       ----------------------------  --------------------------------------
                                     G. Anthony Eppolito
                                     Chief Accountant
                                     S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Partners of
Sierra Pacific Development Fund  III


We have audited the consolidated financial statements of Sierra Pacific Development Fund III, a California limited partnership, (the "Partnership") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated February 26, 1999. Such consolidated financial statements and report are included in your 1998 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedule of Sierra Pacific Development Fund III, listed in Item 14. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 1999

                             SCHEDULE II - FORM 10-K

                       SIERRA PACIFIC DEVELOPMENT FUND III
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1998, 1997, and 1996


                                                                    INCOME -
                                                                    PRODUCING
                                                                    PROPERTIES
                                                                    -----------
Allowance for loss - January 1, 1996 ......................         $ 1,600,000

  Provision charged to costs
     and expenses .........................................                   0
                                                                    -----------
Allowance for loss - December 31, 1996 ....................           1,600,000

   Reduction due to sale of property (1) ..................          (1,600,000)
                                                                    -----------
Allowance for loss - December 31, 1997 ....................                   0

  Provision charged to costs
     and expenses .........................................                   0
                                                                    -----------
Allowance for loss - December 31, 1998 ....................         $         0
                                                                    ===========


(1) See Note 1 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A California Limited Partnership)

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1998, 1997, 1996, 1995, and 1994

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1998 have been derived from the audited consolidated financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                                        1998            1997            1996            1995            1994
                                    ------------    ------------    ------------    ------------    ------------

REVENUES ........................   $     93,656    $    558,724    $    735,569    $    615,088    $    679,669
OPERATING EXPENSES:
  Total .........................         37,044         952,104       1,061,188       1,005,228       1,247,668
  Per dollar of revenues ........           0.40            1.70            1.44            1.63            1.84
INTEREST EXPENSE:
  Total .........................              0         299,404         264,206         311,218         347,716
  Per dollar of revenues ........              0            0.54            0.36            0.51            0.51
NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS:
  Total .........................         37,625        (871,354)       (470,012)       (792,830)       (886,386)
  General Partner ...............         37,625        (374,667)              0               0               0
  Limited Partners ..............              0        (496,687)       (470,012)       (792,830)       (886,386)
  Per unit (1) ..................              0          (13.60)         (12.87)         (21.71)         (24.27)
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ..........         58,089        (508,265)       (162,872)       (312,505)       (282,318)
CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES .........              0       1,746,014        (499,590)       (414,881)        (53,157)
CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES .........        (71,756)     (1,320,586)        743,730         739,431         334,795
TOTAL ASSETS ....................            935          20,739       6,271,935       6,059,967       5,962,159
PARTNERS' EQUITY (DEFICIT):
  Total .........................       (337,042)       (374,667)        496,687         450,055       1,242,885
  General Partner ...............       (337,042)       (374,667)              0               0               0
  Limited Partners ..............              0               0         496,687         450,055       1,242,885
LIMITED PARTNERS' EQUITY -
  PER UNIT (1) ..................              0               0           13.60           12.32           34.03
INCOME-PRODUCING PROPERTIES:
  Number ........................              0               0               1               1               1
  Cost ..........................              0               0      10,229,216       9,644,114       9,360,606
  Less: Accumulated depreciation               0               0      (2,801,334)     (2,344,100)     (1,982,058)
           Valuation allowance ..              0               0      (1,600,000)     (1,600,000)     (1,600,000)
  Net book value ................              0               0       5,827,882       5,700,014       5,778,548
INVESTMENT IN UNCONSOLIDATED
  JOINT VENTURE .................       (332,996)       (333,783)       (341,689)       (755,546)       (490,699)
NOTE PAYABLE - Related to income-
  producing property ............              0               0       3,410,795       3,410,795       3,410,795
MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURE .................          4,981          56,963       1,797,208       1,271,308         705,252
DISTRIBUTIONS PER UNIT (1) ......              0               0               0               0               0

(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 36,521 in all years. The cumulative cash distributions per limited partnership unit from inception to December 31, 1998 equal $11.19.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Development Fund III


We have audited the accompanying consolidated balance sheets of Sierra Pacific Development Fund III, a California limited partnership, (the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund III as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying 1998 financial statements have been prepared assuming that the Partnership will continue as a going concern. As described in Note 1 to the financial statements, the Partnership's reduced operations, Partner's capital deficiency and lack of funds to pay operating expenses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 1999

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                           DECEMBER 31, 1998        DECEMBER 31, 1997
                                                           -----------------        -----------------
ASSETS
Cash and cash equivalents .........................           $     935                 $  14,602
Accounts receivable ...............................                   0                     6,137
                                                              ---------                 ---------
Total Assets ......................................           $     935                 $  20,739
                                                              =========                 =========
LIABILITIES AND PARTNERS' EQUITY
Accounts payable ..................................           $       0                 $   4,660
Investment in unconsolidated
  joint venture (Notes 1 and 4) ...................             332,996                   333,783
                                                              ---------                 ---------
Total Liabilities .................................             332,996                   338,443
                                                              ---------                 ---------
Minority interest in consolidated
   joint venture (Note 3) .........................               4,981                    56,963
                                                              ---------                 ---------
Partners' equity (deficit) (Notes 1 and 6):
  General Partner .................................            (337,042)                 (374,667)
  Limited Partners:
    60,000 units authorized,
    36,521 issued and
    outstanding ...................................                   0                         0
                                                              ---------                 ---------
Total Partners' equity (deficit) ..................            (337,042)                 (374,667)
                                                              ---------                 ---------
Total Liabilities and Partners' equity ............           $     935                 $  20,739
                                                              =========                 =========

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                   1998           1997           1996
                                               -----------    -----------    -----------
REVENUES:
  Rental income (Note 1) ...................   $         0    $   558,091    $   735,569
  Other income (Note 3) ....................        93,656            633              0
                                               -----------    -----------    -----------
       Total revenues ......................        93,656        558,724        735,569
                                               -----------    -----------    -----------
EXPENSES:
Operating expenses:
    Depreciation and amortization ..........             0        464,427        545,989
    Maintenance and repairs ................             0        104,981        122,293
    Property taxes and insurance ...........             0         63,209         69,754
    Administrative fees (Note 2) ...........             0         75,180         73,047
    Utilities ..............................             0         58,037         60,183
    Legal and accounting ...................        16,818         44,128         29,846
    Management fees  (Note 2) ..............             0         40,248         38,873
    Salaries and payroll taxes .............             0         35,565         53,276
    General and administrative .............        20,226         13,261          5,860
    Renting expenses .......................             0          3,535          4,764
    Other operating expenses ...............             0         49,533         57,303
                                               -----------    -----------    -----------

Total operating expenses ...................        37,044        952,104      1,061,188

Interest ...................................             0        299,404        264,206
                                               -----------    -----------    -----------
       Total expenses ......................        37,044      1,251,508      1,325,394
                                               -----------    -----------    -----------
INCOME (LOSS) BEFORE LOSS FROM
   PROPERTY DISPOSITION ....................        56,612       (692,784)      (589,825)

LOSS FROM PROPERTY DISPOSITION (Note 3) ....             0       (967,764)             0
                                               -----------    -----------    -----------
INCOME (LOSS) BEFORE PARTNERSHIP'S SHARE
   OF UNCONSOLIDATED JOINT VENTURE
   INCOME (LOSS) ...........................        56,612     (1,660,548)      (589,825)
                                               -----------    -----------    -----------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSS) FROM
   CONTINUING OPERATIONS (Note 4) ..........           787          7,906       (102,787)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE EXTRAORDINARY GAIN (Note 4)             0              0        516,644
                                               -----------    -----------    -----------
INCOME (LOSS) BEFORE MINORITY INTEREST'S
  SHARE OF CONSOLIDATED JOINT VENTURE
  (INCOME) LOSS ............................        57,399     (1,652,642)      (175,968)
                                               -----------    -----------    -----------
MINORITY INTEREST'S SHARE OF CONSOLIDATED
  JOINT VENTURE (INCOME) LOSS (Note 3) .....       (19,774)       781,288        222,600
                                               -----------    -----------    -----------
NET INCOME (LOSS) ..........................   $    37,625    $  (871,354)   $    46,632
                                               ===========    ===========    ===========

Per limited partnership unit (Note 1):
  Loss before extraordinary gain ...........   $         0    $    (13.60)   $    (12.87)
  Extraordinary gain .......................   $         0    $         0    $     14.15
                                               -----------    -----------    -----------
Net (loss) income ..........................   $         0    $    (13.60)   $      1.28
                                               ===========    ===========    ===========

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                   Limited Partners                      Total
                                                 ----------------------     General     Partners'
                                                  Per Unit      Total       Partner      Equity
                                                 ---------    ---------    ---------    ---------
Partners' equity - January 1, 1996 ...........   $   12.32    $ 450,055    $       0    $ 450,055
Net income ...................................        1.28       46,632                    46,632
                                                 ---------    ---------    ---------    ---------
Partners' equity - December 31, 1996 .........       13.60      496,687            0      496,687
Net loss .....................................      (13.60)    (496,687)    (374,667)    (871,354)
                                                 ---------    ---------    ---------    ---------
Partners' equity - December 31, 1997 .........           0            0     (374,667)    (374,667)
Net income ...................................           0            0       37,625       37,625
                                                 ---------    ---------    ---------    ---------
Partners' equity (deficit) - December 31, 1998   $       0    $       0    $(337,042)   $(337,042)
                                                 =========    =========    =========    =========

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               1998           1997           1996
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................   $    37,625    $  (871,354)   $    46,632
  Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities:
    Depreciation and amortization ......................             0        464,427        545,989
    Loss from property disposition .....................             0        967,764              0
    Partnership's share of unconsolidated
      joint venture income .............................          (787)        (7,906)      (413,857)
    Minority interest's share of consolidated
      joint venture income (loss) ......................        19,774       (781,288)      (222,600)
    Decrease (increase) in rent receivable .............             0         21,374       (102,089)
    Decrease (increase) in other receivables ...........         6,137         (4,876)        (1,261)
    Increase in other assets ...........................             0       (280,515)       (68,979)
    (Decrease) increase in accrued and other liabilities        (4,660)       (15,891)        53,293
                                                           -----------    -----------    -----------
  Net cash provided by (used in) operating activities ..        58,089       (508,265)      (162,872)
                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions ......................             0       (394,584)      (592,372)
  Net cash proceeds from property disposition ..........             0      2,140,598              0
  Release of restricted certificate of deposit .........             0              0         92,782
                                                           -----------    -----------    -----------
  Net cash provided by (used in) investing activities ..             0      1,746,014       (499,590)
                                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from minority investor .................        36,900      1,193,141        748,500
  Distributions to minority investor ...................      (108,656)    (2,152,098)             0
  Loan to affiliate ....................................             0              0         (4,770)
  Repayment of loan to affiliate .......................             0          4,770              0
  Funding of note payable secured by property ..........             0      3,050,000              0
  Principal payments on notes payable ..................             0     (3,416,399)             0
                                                           -----------    -----------    -----------
  Net cash (used in) provided by financing activities ..       (71,756)    (1,320,586)       743,730
                                                           -----------    -----------    -----------
NET (DECREASE) INCREASE IN
   CASH AND CASH EQUIVALENTS ...........................       (13,667)       (82,837)        81,268

CASH AND CASH EQUIVALENTS - Beginning of  year .........        14,602         97,439         16,171
                                                           -----------    -----------    -----------
CASH AND CASH EQUIVALENTS - End of year ................   $       935    $    14,602    $    97,439
                                                           ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest ...............   $         0    $   324,853    $   240,000
                                                           ===========    ===========    ===========

                            SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

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

In April 1993, the Partnership created a California general partnership (Sorrento I Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Sorrento I property. In February 1994, the Partnership formed a California general partnership with SMMP known as Sierra Vista Partners ("SVP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Vista property. The Partnership contributed the properties and SMMP contributed cash to these newly formed partnerships. SMMP has made additional contributions each year to these partnerships since inception.

In October 1997, the Sierra Vista property was sold for $5,630,000. The Partnership received net cash proceeds of $2,140,598 from the sale. In accordance with the SVP joint venture agreement, these proceeds were distributed to SMMP. Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,204 to the Partnership through the sale date.

GOING CONCERN CONSIDERATIONS

The Partnership has no operating assets and its only remaining real estate investment is 11.41% interest in Sorrento I Partners ("SIP"). The other partner in SIP, SMMP, will receive preferential distributions from SIP until its contributed capital is returned. The Partnership does not anticipate receiving any cash distributions from SIP in the near future. Management anticipates the operations of the Partnership will not require significant amounts of cash in the future and any cash requirements of SIP will be funded by SMMP. Management believes the Partnership will be able to obtain any cash needed to fund future overhead expenditures from related parties until such time as the Partnership engages in new activities or a decision is made to liquidate the Partnership.

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

The consolidated financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture as of December 31, 1998 (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1998 and 1997 consist of cash and cash equivalents, receivables, and accounts payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items.

INCOME-PRODUCING PROPERTY

Property and tenant improvements are carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from three to thirty years. Tenant improvements incurred at the initial leasing of the properties are depreciated over ten years and tenant improvements incurred at the re-leasing of the properties are depreciated over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and the resulting gain or loss is reflected in income.

Prior to 1995, the Partnership assessed impairment of income-producing properties based upon appraised values and established provisions for impairment where appraisals indicated other than temporary declines in value. Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No such impairments have been recognized by the Partnership since 1995.

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

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page three

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The investment in unconsolidated joint venture is stated at cost and is adjusted for the partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

RENTAL INCOME

Rental income is recognized on a straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standard No. 13, "Accounting for Leases."

CALCULATION OF EQUITY (DEFICIT) AND NET INCOME (LOSS) PER LIMITED PARTNERSHIP
UNIT

Equity (deficit) and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by 36,521, the number of limited partnership units outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board had issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These SFAS's, which are effective for the Partnership's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of the results of operations. During the periods presented, the Partnership did not have any items of comprehensive income. The adoption of SFAS No. 131 had no effect on the Partnership's financial statements as the Partnership operates in only one segment, the acquisition, development and operation of commercial real estate.

2. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 1997 and 1996 were $40,248 and $38,873, respectively. No such costs were incurred in 1998.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $75,530 and $73,047 for such services for the years ended December 31, 1997 and 1996, respectively. No such costs were incurred in 1998. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1997 and 1996 the affiliate received $64,904 and $7,782, respectively, for tenant improvements supervisory costs. No such costs were incurred in 1998.

In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate of the General Partner is paid initial leasing costs. For the years ended December 31, 1997 and 1996 these fees amounted to $76,984 and $91,660, respectively, and were recorded as deferred leasing costs. No such costs were incurred in 1998.

During 1996, the Partnership made a short-term, non-interest bearing loan to an affiliate. Repayment was made during 1997.

In consideration for services rendered with respect to obtaining new financing, an affiliate of the General Partner is paid broker fees. For the year ended December 31, 1997, these fees amounted to $61,000 and were recorded as deferred loan costs. These fees were written off with the sale of the Sierra Vista property in 1997. No such fees were incurred in 1998 or 1996.

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page four

3. INCOME-PRODUCING PROPERTIES

On April 1, 1993, the Sierra Sorrento I property was transferred to a joint venture called Sorrento I Partners (Note 4). The historical cost basis of the property and related assets at the date of transfer was $2,662,877 and the outstanding balance of the related debt was $2,986,024 with accrued interest of $22,824.

On February 1, 1994, the Partnership formed a joint venture with Sierra Mira Mesa Partners ("SMMP"), an affiliate. The joint venture, known as Sierra Vista Partners ("SVP"), was formed as a California general partnership to develop and operate the Sierra Vista property. The Partnership had an 81.5% equity interest with its contribution of Sierra Vista. Such interest was computed based upon the estimated fair value of SVP's net assets at the date of formation of the joint venture. SMMP was allocated an 18.5% initial equity interest in SVP in exchange for its $600,000 cash contribution ($1,606,661, net, through December 31, 1995). SMMP made additional cash contributions amounting to $748,500, $1,193,141 and $36,900 and received distributions amounting to $0, $2,152,098 and $108,656 during 1996, 1997 and 1998, respectively. The percentage interests of the Partnership and SMMP are to be adjusted every January 1st during the term of SVP, beginning January 1, 1995. Accordingly, as of January 1, 1996, 1997 and 1998, the Partnership's interest in SVP was changed to 62.26%, 52.95% and 65.49%, respectively, and SMMP's interest was changed to 37.74%, 47.05% and 34.51% respectively. On January 1, 1999, the Partnership's interest in SVP will be increased to 66.68% and SMMP's interest will be reduced to 33.32%.

In October 1997, the Sierra Vista property was sold for $5,630,000. The Partnership received net cash proceeds of $2,140,598 from the sale for its 52.95% interest in this property and the purchaser assumed the Partnership's $3,044,397 debt on the property. The Partnership also incurred additional selling costs and credited security deposits and prorata rents for October to the buyer. In accordance with the SVP joint venture agreement, these proceeds were distributed to SMMP. Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,204 to the Partnership through the sale date. In 1998, the Partnership received a cash payment of $94,000, recorded as other income, related to an adjustment to the refinancing of the debt on the Sierra Vista property that took place prior to the sale of the property in 1997.

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

At December 31, 1998, the Partnership has an 11.41% equity interest with its contribution of Sorrento I and the related debt; SMMP has an 88.59% equity interest with its $2,435,977 net cash contributions through 1997. In accordance with the SIP joint venture agreement, proceeds shall first be distributed to SMMP as a return capital in proportion to its aggregate unreturned contributed capital and then to the Partnership in proportion to its aggregate unreturned contributed capital. Any remaining proceeds shall first be distributed pro rata in proportion to the partners' positive balances in their capital accounts and then in accordance with their percentage interest.

SIP had a non-recourse bank note payable with an original principal balance of $3,000,000 collateralized by real and personal property. The original maturity of the note was July 1998 and the note included a discounted payoff option of $1,500,000. CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The excess of the net carrying amount of the balance due under the bank note agreement, net of unamortized deferred loan fees, over the balance due under the CGS Agreement was recognized as an extraordinary item in 1996.

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page five

A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points (9.06% at December 31, 1998). The note is amortized over a 210-month term and current payments are $6,048 per month, principal and interest inclusive. The loan balance as of December 31, 1998 was $616,223.

At any time upon 120 days written notice to CGS, SIP may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

Reference is made to the audited financial statements of Sorrento I Partners included herein.

5. NOTES PAYABLE

On April 10, 1997, the Partnership's note with National Bank of Southern California was repaid and the Partnership entered into a new loan agreement in the amount of $3,050,000 with First Union National Bank of North Carolina. The loan was secured by the Sierra Vista property, bore interest at 9.375% and called for monthly principal and interest payments of $25,807 on the first day of each month. This loan was transferred and assumed by the buyer of the property in October 1997.

6. PARTNERS' EQUITY (DEFICIT)

Accrual basis profits and losses resulting from operations of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. Currently, the Partnership does not meet the criteria for distributing cash to the General Partner, and it cannot reasonably predict when the criteria will be met. Accordingly, no accrual basis profits and losses from operations had been allocated to the General Partner through December 31, 1996. During 1997, the General Partner was allocated losses to the extent they were in excess of the Limited Partners' capital balances since the Limited Partners cannot be allocated losses in excess of their balances. As such, the profit recognized in 1998 was allocated to the General Partner.

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

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)


BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997 AND STATEMENTS OF OPERATIONS, CHANGES IN GENERAL PARTNERS' EQUITY (DEFICIT) AND CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998 AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sorrento I Partners


We have audited the accompanying balance sheets of Sorrento I Partners, a California general partnership, (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, changes in general partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sorrento I Partners as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 1999

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                     DECEMBER 31,   DECEMBER 31,
                                                         1998          1997
                                                     ------------   ------------
ASSETS

Cash and cash equivalents ........................   $      1,765   $      3,675
Receivables:
   Unbilled rent (Notes 1 and 4) .................         45,345         34,906
   Other .........................................         14,572         14,301
Due from affiliates (Note 3) .....................          4,770          4,770
Income-producing property - net of accumulated
   depreciation of $639,739 in 1998 and
   $537,812 in 1997 (Notes 1, 4 and 5) ...........      2,337,761      2,439,688
Other assets (Notes 1 and 2) .....................        112,191        137,926
                                                     ------------   ------------
Total Assets .....................................   $  2,516,404   $  2,635,266
                                                     ============   ============
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accounts payable .................................   $     20,537   $     16,124
Note payable to affiliate (Note 5) ...............        616,223        631,827
                                                     ------------   ------------
Total Liabilities ................................        636,760        647,951
                                                     ------------   ------------
General Partners' equity (Notes 1 and 6) .........      1,879,644      1,987,315
                                                     ------------   ------------
Total Liabilities and General Partners' equity ...   $  2,516,404   $  2,635,266
                                                     ============   ============


                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                           1998          1997          1996
                                       -----------   -----------   -----------
Revenues:
   Rental income (Note 1) ..........   $   282,322   $   283,635   $   189,177
   Other income ....................             0         9,404             0
                                       -----------   -----------   -----------
       Total revenues ..............       282,322       293,039       189,177
                                       -----------   -----------   -----------
Expenses:
   Operating expenses:
   Depreciation and amortization ...       127,662       127,662       149,618
   Property taxes and insurance ....         7,762         2,847        22,068
   Administrative fees (Note 3) ....        38,922        34,860        33,714
   Maintenance and repairs .........           395            49        24,458
   Management fees (Note 3) ........        17,189        15,762        13,003
   Utilities .......................             0             0         7,062
   Legal and accounting ............        17,650        22,803        18,216
   General and administrative ......         7,413         5,677         4,362
   Renting expenses ................             0             0         3,300
   Other operating expenses ........         5,574         1,894         7,614
                                       -----------   -----------   -----------

     Total operating expenses ......       222,567       211,554       283,415

   Interest ........................        57,926        63,123       144,646
                                       -----------   -----------   -----------
       Total expenses ..............       280,493       274,677       428,061
                                       -----------   -----------   -----------
INCOME (LOSS) BEFORE EXTRAORDINARY
  GAIN .............................         1,829        18,362      (238,884)
                                       -----------   -----------   -----------
EXTRAORDINARY GAIN ON EXTINGUISHMENT
  OF DEBT (NOTE 5) .................             0             0     1,200,381
                                       -----------   -----------   -----------
NET INCOME .........................   $     1,829   $    18,362   $   961,497
                                       ===========   ===========   ===========


                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

           STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      GENERAL PARTNERS
                                                         --------------------------------------------
                                                         SIERRA PACIFIC      SIERRA
                                                          DEVELOPMENT       MIRA MESA
                                                           FUND III         PARTNERS         TOTAL
                                                         --------------    -----------    -----------
General Partners' equity (deficit) - January 1, 1996 .   $     (755,546)   $   271,102    $  (484,444)
Net income ...........................................          413,857        547,640        961,497
Contributions ........................................                0      1,551,100      1,551,100
Distributions ........................................                0        (35,900)       (35,900)
                                                         --------------    -----------    -----------

General Partners' equity (deficit) - December 31, 1996         (341,689)     2,333,942      1,992,253
Net income ...........................................            7,906         10,456         18,362
Contributions ........................................                0        141,000        141,000
Distributions ........................................                0       (164,300)      (164,300)
                                                         --------------    -----------    -----------

General Partners' equity (deficit) - December 31, 1997         (333,783)     2,321,098      1,987,315
Net income ...........................................              787          1,042          1,829
Contributions ........................................                0          8,500          8,500
Distributions ........................................                0       (118,000)      (118,000)
                                                         --------------    -----------    -----------

General Partners' equity (deficit) - December 31, 1998   $     (332,996)   $ 2,212,640    $ 1,879,644
                                                         ==============    ===========    ===========

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               1998           1997           1996
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................   $     1,829    $    18,362    $   961,497
  Adjustments to reconcile net income
  to cash provided by (used in) operating activities:
    Gain from extinguishment of debt ...................             0              0     (1,200,381)
    Depreciation and amortization ......................       127,662        127,662        149,618
    Increase in rent receivable ........................       (10,439)       (20,944)       (13,962)
    Increase in other receivables ......................          (271)          (139)       (14,162)
    Decrease (increase) in other assets ................             0          8,114       (178,536)
    Increase (decrease) in accrued and other liabilities         4,413         (8,269)        (4,511)
                                                           -----------    -----------    -----------

  Net cash provided by (used in) operating activities ..       123,194        124,786       (300,437)
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................             0              0       (446,630)
                                                           -----------    -----------    -----------

  Net cash used in investing activities ................             0              0       (446,630)
                                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to affiliates .............................             0              0         (4,770)
    Contributions by the General Partners ..............         8,500        141,000      1,551,100
    Distributions to the General Partners ..............      (118,000)      (164,300)       (35,900)
    Principal payments on note payable .................       (15,604)      (118,173)      (787,976)
                                                           -----------    -----------    -----------

  Net cash (used in) provided by financing activities ..      (125,104)      (141,473)       722,454
                                                           -----------    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............        (1,910)       (16,687)       (24,613)

CASH AND CASH EQUIVALENTS - Beginning of period ........         3,675         20,362         44,975
                                                           -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - End of period ..............   $     1,765    $     3,675    $    20,362
                                                           ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the period for interest .............   $    57,926    $    68,961    $   164,898
                                                           ===========    ===========    ===========

During 1996, Sorrento I exercised a discounted payoff option on its note payable that resulted in a $1,200,381 extraordinary gain. This is a noncash transaction not reflected in the above statements of cash flows.

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

________________________________________________________________________________

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sorrento I Partners ("SIP") was formed as a California general partnership on April 1, 1993 between Sierra Mira Mesa Partners ("SMMP") and Sierra Pacific Development Fund III ("SPDFIII") to develop and operate the real property known as Sorrento I, an industrial building, located in San Diego, California. The property contains 43,100 square feet and is located adjacent to Sierra Mira Mesa office building, which is owned and operated by Sierra Mira Mesa Partners. In 1993, SMMP contributed cash of $383,836 ($944,077, net, through December 31,
1995) for a 58.59% interest and SPDFIII contributed the property and all associated encumbrances for a 41.41% interest. During 1996, 1997 and 1998, SMMP contributed an additional $1,551,100, $141,000 and $8,500 and received distributions amounting to $35,900, $164,300 and $118,000 respectively. The partnership agreement calls for a recalculation of the percentage ownership interest each year on January 1st to account for the Partner's aggregate capital contributions and distributions since inception through the prior year. Accordingly, as of January 1, 1996, 1997 and 1998 SPDFIII's interest in SIP was changed to 24.94%, 11.31% and 11.41%, respectively. On January 1, 1999, SPDFIII's interest will be increased to 11.88% and SMMP's interest will be reduced to 88.12% to reflect the 1998 contributions and distributions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of SIP at December 31, 1998 and 1997 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and note payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the note payable approximates the carrying value based on market rates at December 31, 1998. The amounts due from affiliates are not fair valued due to the related party nature of this receivable.

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

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

Prior to 1995, the Partnership assessed impairment of income-producing properties based upon appraised values and established provisions for impairment where appraisals indicated other than temporary declines in value. Effective January 1, 1995, SIP implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). SIP regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, SIP shall recognize an impairment loss in accordance with the Statement. No such impairments have been recognized by the Partnership.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1998. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. SIP may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease using the straight line method of accounting.

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan using the straight line method of accounting.

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

Sorrento I Partners
Notes to Financial Statements
Page three


RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These SFAS's, which are effective for the Partnership's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of the results of operations. During the periods presented, the Partnership did not have any items of comprehensive income. The adoption of SFAS No. 131 had no effect on the Partnership's financial statements as the Partnership operates in only one segment, the acquisition, development, and operation of commercial real estate.

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1998 and 1997 is as follows:

                                                              1998         1997
                                                           --------     --------
Other assets:
     Deferred loan costs, net of accumulated
          amortization of $128 in 1998 and $77
          in 1997 ....................................     $    890     $    940

     Deferred leasing costs, net of accumulated
          amortization of $68,191 in 1998 and
          $42,506 in 1997 ............................      111,301      136,986
                                                           --------     --------
                                                           $112,191     $137,926
                                                           ========     ========

3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the property. Management fees paid to affiliates for the years ended December 31, 1998, 1997, and 1996 were $17,189, $15,762, and $13,003, respectively.

SIP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SIP such as accounting, data processing and similar services. The affiliate was reimbursed $38,922, $34,860, and $33,714, respectively, for such services for the years ended December 31, 1998, 1997 and 1996. Additionally, SIP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1998, 1997 and 1996 the affiliate received $0, $0, and $33,084, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SIP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 1998, 1997 and 1996 these fees amounted to $0, $0, and $59,563, respectively, and were recorded as deferred leasing costs.

During 1996, SIP made a non-interest bearing advance to an affiliate in the amount of $4,770. Repayment is expected in 1999.

See Note 5 for note payable transactions with related parties.

Sorrento I Partners
Notes to Financial Statements
Page four

4. INCOME-PRODUCING PROPERTIES

At December 31, 1998 and 1997 the total cost and accumulated depreciation of the property are as follows:


                                                    1998                1997
                                                -----------         -----------


Land ...................................        $ 1,305,518         $ 1,305,518
Building and improvements ..............          1,671,982           1,671,982
                                                -----------         -----------
         Total .........................          2,977,500           2,977,500

Accumulated depreciation ...............           (639,739)           (537,812)
                                                -----------         -----------
         Net ...........................        $ 2,337,761         $ 2,439,688
                                                ===========         ===========


During 1998 and 1997, SIP removed $0 and $734,484, respectively, from its building and improvements and related accumulated depreciation accounts for fully depreciated property.

Future minimum base rental income to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

      YEAR ENDING              STRAIGHT-LINE          CASH
      DECEMBER 31,                BASIS               BASIS
-------------------------     -------------       ------------
          1999...........     $     283,635       $    278,448
          2000...........           283,635            289,584
          2001...........           283,635            295,152
          2002...........           283,635            306,960
          2003...........            94,547            104,288
       Thereafter........                 0                  0
                              -------------       ------------
         Total...........     $   1,229,087       $  1,274,432
                              =============       ============

SIP relied on one tenant for 100% of rental income for 1998, 1997 and 1996, respectively. The lease agreement requires the tenant to pay expenses such as utilities, insurance and property taxes related to the property. The principal business of the tenant is research and development in the communications sector.

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

A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points (9.06% at December 31, 1998). The note is amortized over a 210-month term and current payments are $6,048 per month, principal and interest inclusive until maturity in March 2015. The loan balance as of December 31, 1998 was $616,223.

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

Annual maturities under the CGS Agreement as of December 31, 1998 are: $17,454 in 1999; $19,102 in 2000; $20,907 in 2001; $22,881 in 2002; $25,043 in 2003; and
$510,836 thereafter.

The Partnership is exposed to interest rate fluctuations on $616,223 of variable debt at December 31, 1998.


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

                    EXECUTIVE OFFICERS OF THE GENERAL PARTNER

The Executive Officers of S-P Properties, Inc., the General Partner are as follows:


NAME                                       POSITION
----                                       --------
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