Form 10-Q
period 1999-03-31
SIERRA PACIFIC DEVELOPMENT FUND III
filed 1999-05-13
CIK 747680

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter ended                       March 31, 1999
                      ----------------------------------------------------
Commission file number                     0-14276
                      ----------------------------------------------------


                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)


        State of California                        33-0043953
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 450
           Houston, Texas                            77057
----------------------------------------  --------------------------------
(Address of principal executive offices)           (Zip Code)



Registrant's telephone number,
including area code:                          (713) 706-6271
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

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Consolidated Balance Sheets - March 31, 1999 and December 31, 1998          5

Consolidated Statements of Operations - For the Three Months
Ended March 31, 1999 and 1998                                               6

Consolidated Statements of Changes in Partners' Equity - From
June 5, 1984 (inception of the Partnership) to December 31, 1998
and for the Three Months Ended March 31, 1999                               7

Consolidated  Statements of Cash Flows - For the Three Months
Ended March 31, 1999 and 1998                                               8

Notes to Consolidated Financial Statements                                  9


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 66.68% interest in the Sierra Vista Partnership which operated the Sierra Vista property (the "Property"). The Property was sold in October 1997. The Partnership's remaining real estate investment is an 11.88% minority interest in Sorrento I Partners ("SIP"), which operates the Sierra Sorrento I property.

(b)         RESULTS OF OPERATIONS

The Partnership recorded other income of $11,907 during the quarter as a result of a refund associated with prior year operations. No rental income has been generated since the sale of the Property in 1997.

Operating expenses for the three months ended March 31, 1999 decreased $7,055, in comparison to the same period in the prior year primarily due to professional fees incurred in 1998. Operating expenses for the quarter ended March 31, 1999 consisted primarily of accounting and auditing costs.

The Partnership's share of loss from investment in SIP was $567 for the three months ended March 31, 1999 compared to $1,303 for the same period in the prior year.

(c)        LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Partnership is in an illiquid position with cash of $350 and current liabilities of $10,905.

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

(d)         YEAR 2000 COMPLIANCE

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

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                            March 31, 1999    December 31, 1998
                                            --------------    -----------------
ASSETS

Cash and cash equivalents ................  $          350    $             935
Due from affiliate .......................           9,600                    0
                                            --------------    -----------------
Total Assets .............................  $        9,950    $             935
                                            ==============    =================

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ............  $       10,905    $               0
Investment in unconsolidated
  joint venture ..........................         333,563              332,996
                                            --------------    -----------------
Total Liabilities ........................         344,468              332,996
                                            --------------    -----------------
Minority interest in consolidated
  joint venture ..........................           4,351                4,981
                                            --------------    -----------------
Partners' equity (deficit):
  General Partner ........................        (338,869)            (337,042)
  Limited Partners:
    60,000 units authorized,
    36,521 issued and outstanding ........               0                    0
                                            --------------    -----------------
Total Partners' equity (deficit) .........        (338,869)            (337,042)
                                            --------------    -----------------
Total Liabilities and Partners' equity ...  $        9,950    $             935
                                            ==============    =================

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


--------------------------------------------------------------------------------

                                                         1999            1998
                                                       --------        --------
REVENUES:
  Other income .................................       $ 11,907        $      0
                                                       --------        --------
       Total revenues ..........................         11,907               0
                                                       --------        --------
EXPENSES:
  Operating expenses ...........................         13,797          20,852
                                                       --------        --------
       Total costs and expenses ................         13,797          20,852
                                                       --------        --------
LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE LOSS ...........         (1,890)        (20,852)
                                                       --------        --------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSS ..........................           (567)         (1,303)
                                                       --------        --------
LOSS BEFORE MINORITY INTEREST'S SHARE
   OF CONSOLIDATED JOINT VENTURE LOSS ..........         (2,457)        (22,155)
                                                       --------        --------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ..............            630           7,196
                                                       --------        --------
NET LOSS .......................................       $ (1,827)       $(14,959)
                                                       ========        ========
Net loss per limited partnership unit ..........       $      0        $      0
                                                       ========        ========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) FROM JUNE 5, 1984 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1998
                  AND FOR THE THREE MONTHS ENDED MARCH 31, 1999

--------------------------------------------------------------------------------

                                                   Limited Partners                            Total
                                               --------------------------      General       Partners'
                                                Per Unit         Total         Partner        Equity
                                               -----------    -----------    -----------    -----------
Proceeds from sale of
  partnership units ........................   $    250.00    $ 9,222,500           --      $ 9,222,500
Underwriting commissions
  and other organization expenses ..........        (37.00)    (1,364,985)          --       (1,364,985)
Repurchase of 369 partnership units ........         (0.18)       (85,005)          --          (85,005)
Cumulative net income (loss)
  (to December 31, 1998) ...................       (201.63)    (7,363,663)   $  (315,520)    (7,679,183)
Cumulative distributions
  (to December 31, 1998) ...................        (11.19)      (408,847)       (21,522)      (430,369)
                                               -----------    -----------    -----------    -----------
Partners' equity (deficit) - January 1, 1999             0              0       (337,042)      (337,042)
Net loss ...................................             0              0         (1,827)        (1,827)
                                               -----------    -----------    -----------    -----------
Partners' equity (deficit) - March 31, 1999    $         0    $         0    $  (338,869)   $  (338,869)
                                               ===========    ===========    ===========    ===========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                             1999        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................   $ (1,827)   $(14,959)
  Adjustments to reconcile net loss
  to cash provided by (used in) operating activities:
    Partnership's share of unconsolidated
      joint venture loss ...............................        567       1,303
    Minority interest in consolidated
      joint venture loss ...............................       (630)     (7,196)
    Increase in accrued and other liabilities ..........     10,905       1,890
                                                           --------    --------
    Net cash provided by (used in) operating activities       9,015     (18,962)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan to affiliate ..................................     (9,600)          0
    Loan from affiliate ................................          0       7,123
                                                           --------    --------
    Net cash (used in) provided by financing activities      (9,600)      7,123
                                                           --------    --------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS ...............................       (585)    (11,839)

CASH AND CASH EQUIVALENTS
   Beginning of period .................................        935      14,602
                                                           --------    --------
CASH AND CASH EQUIVALENTS
   End of period .......................................   $    350    $  2,763
                                                           ========    ========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                                    UNAUDITED
                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

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

The Partnership Agreements of Sorrento I Partners and Sierra Vista Partners (the "Agreements") were amended effective January 1, 1995 to consider both contributions and distributions when calculating each partners' percentage interest at January 1 of each year as called for by the Agreements. Accordingly, on January 1, 1999, the Partnership's interest in Sorrento I Partners was increased from 11.41% to 11.88% and the Partnerships's interest in Sierra Vista Partners was increased from 65.49% to 66.68% to reflect 1998 contributions and distributions.

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

The Partnership's remaining real estate investment is an 11.88% minority interest in the Sierra Sorrento I property. Because the Partnership owns less than 50% of this property, it records its interest in Sorrento I Partners as an investment in an unconsolidated joint venture using the equity method of accounting. Thus, the Sierra Sorrento I property is not reflected as an asset on the Partnership's balance sheet nor is the debt on this property reflected in the balance sheet.

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture at March 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

                                   UNAUDITED

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page two

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1998.

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sorrento I Partners ("SIP") was formed on April 1, 1993 between the Partnership and Sierra Mira Mesa Partners, an affiliate, to develop and operate the real property known as Sierra Sorrento I (the "Property"), an industrial building located in San Diego, California. At March 31, 1999, the Partnership has a 11.88% equity interest with its contribution of Sierra Sorrento I and the related debt. This investment is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

Summarized income statement information for SIP for the three months ended March 31, 1999 and 1998 follows:

                                                    March 31
                                              ---------------------
                                                1999       1998
                                              ---------------------
            Rental income                      $ 70,909   $ 70,909
            Total revenue                        70,909     70,909
            Operating expenses                   29,841     35,685
            Net loss                              4,773     11,416


4.    PARTNERS' EQUITY

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



                          SIERRA PACIFIC DEVELOPMENT FUND III
                          a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  MAY 4, 1999        /S/ THOMAS N. THURBER
     ------------------   ---------------------------------------
                          Thomas N. Thurber
                          President and Director

Date:  MAY 4, 1999        /S/ G. ANTHONY EPPOLITO
     ------------------   ---------------------------------------
                          G. Anthony Eppolito
                          Chief Accountant