Form 10-Q
period 1999-06-30
SIERRA PACIFIC DEVELOPMENT FUND III
filed 1999-08-10
CIK 747680

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter ended                         June 30, 1999
                       ----------------------------------------------------
Commission file number                       0-14276
                       ----------------------------------------------------


                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)


         State of California                          33-0043953
---------------------------------------  ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)


     5850 San Felipe, Suite 450
           Houston, Texas                                77057
---------------------------------------  ---------------------------------------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number,
including area code:                           (713) 706-6271
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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:
                                                                           Page
                                                                          number
                                                                          ------
Consolidated Balance Sheets - June 30, 1999 and December 31, 1998            5


Consolidated Statements of Operations - For the Six Months
Ended June 30, 1999 and 1998 and For the Three Months Ended
June 30, 1999 and 1998                                                       6

Consolidated Statements of Changes in Partners' Equity - From
June 5, 1984 (inception of the Partnership) to December 31, 1998
and for the Six Months Ended June 30, 1999                                   7

Consolidated Statements of Cash Flows - For the Six Months Ended
June 30, 1999 and 1998                                                       8

Notes to Consolidated Financial Statements                                   9


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

(b)         RESULTS OF OPERATIONS

The Partnership recorded other income of $11,907 during the first quarter of 1999 as a result of a refund associated with prior year operations. No rental income has been generated since the sale of the Property in 1997.

Operating expenses for the six months and three months ended June 30, 1999 consisted primarily of accounting and auditing costs. Operating expenses for the six months ended June 30, 1999 decreased by $14,138, in comparison to the same period in the prior year, primarily due to professional fees incurred in 1998.

The Partnership's share of loss from investment in SIP was $682 for the six months ended June 30, 1999 compared to $485 for the same period in the prior year.

(c)         LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Partnership is in an illiquid position with cash of $665 and current liabilities of $2,400.

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

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                    JUNE 30, 1999       DECEMBER 31, 1998
                                                    -------------       -----------------
ASSETS

Cash and cash equivalents ......................    $         665       $             935
                                                    -------------       -----------------
Total Assets ...................................    $         665       $             935
                                                    =============       =================
LIABILITIES AND PARTNERS' EQUITY

Due to affiliate ...............................    $       2,400       $               0
Investment in unconsolidated
  joint venture ................................          333,678                 332,996
                                                    -------------       -----------------
Total Liabilities ..............................          336,078                 332,996
                                                    -------------       -----------------
Minority interest in consolidated
  joint venture ................................            4,091                   4,981
                                                    -------------       -----------------
Partners' equity (deficit):
  General Partner ..............................         (339,504)               (337,042)
  Limited Partners:
    60,000 units authorized,
    36,521 issued and outstanding ..............                0                       0
                                                    -------------       -----------------
Total Partners' equity (deficit) ...............         (339,504)               (337,042)
                                                    -------------       -----------------
Total Liabilities and Partners' equity .........    $         665       $             935
                                                    =============       =================


                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
              AND FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                        SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                                             JUNE 30,                             JUNE 30,
                                                                     --------------------------          --------------------------
                                                                       1999              1998              1999              1998
                                                                     --------          --------          --------          --------
REVENUES:
  Other income .............................................         $ 11,907          $ 93,656          $      0          $ 93,656
                                                                     --------          --------          --------          --------
       Total revenues ......................................           11,907            93,656                 0            93,656
                                                                     --------          --------          --------          --------
EXPENSES:
  Operating expenses .......................................           14,577            28,715               780             7,863
                                                                     --------          --------          --------          --------
       Total expenses ......................................           14,577            28,715               780             7,863
                                                                     --------          --------          --------          --------
(LOSS) INCOME BEFORE PARTNERSHIP'S SHARE
   OF UNCONSOLIDATED JOINT VENTURE
   (LOSS) INCOME ...........................................           (2,670)           64,941              (780)           85,793
                                                                     --------          --------          --------          --------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE (LOSS) INCOME .............................             (682)             (485)             (115)              818
                                                                     --------          --------          --------          --------
(LOSS) INCOME BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   LOSS (INCOME) ...........................................           (3,352)           64,456              (895)           86,611
                                                                     --------          --------          --------          --------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE
  LOSS (INCOME) ............................................              890           (22,411)              260           (29,607)
                                                                     --------          --------          --------          --------
NET (LOSS) INCOME ..........................................         $ (2,462)         $ 42,045          $   (635)         $ 57,004
                                                                     ========          ========          ========          ========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
        FROM JUNE 5, 1984 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1998
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

                                                                            LIMITED PARTNERS                               TOTAL
                                                                        -------------------------        GENERAL          PARTNERS'
                                                                        PER UNIT         TOTAL           PARTNER           EQUITY
                                                                        --------      -----------      -----------      -----------
Proceeds from sale of
  partnership units ...............................................     $ 250.00      $ 9,222,500             --        $ 9,222,500
Underwriting commissions
  and other organization expenses .................................       (37.00)      (1,364,985)            --         (1,364,985)
Repurchase of 369 partnership units ...............................        (0.18)         (85,005)            --            (85,005)
Cumulative net income (loss)
  (to December 31, 1998) ..........................................      (201.63)      (7,363,663)     $  (315,520)      (7,679,183)
Cumulative distributions
  (to December 31, 1998) ..........................................       (11.19)        (408,847)         (21,522)        (430,369)
                                                                        --------      -----------      -----------      -----------
Partners' equity (deficit) - January 1, 1999 ......................            0                0         (337,042)        (337,042)
Net loss ..........................................................            0                0           (2,462)          (2,462)
                                                                        --------      -----------      -----------      -----------
Partners' equity (deficit) - June 30, 1999 ........................     $      0      $         0      $  (339,504)     $  (339,504)
                                                                        ========      ===========      ===========      ===========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                             1999        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ....................................   $ (2,462)   $ 42,045
  Adjustments to reconcile net (loss) income
  to cash (used in) provided by operating activities:
    Partnership's share of unconsolidated
      joint venture loss ...............................        682         485
    Minority interest's share of consolidated
      joint venture (loss) income ......................       (890)     22,411
    Decrease in other receivables ......................          0       6,137
    Decrease in accrued and other liabilities ..........          0      (4,660)
                                                           --------    --------
    Net cash (used in) provided by operating activities      (2,670)     66,418
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan from affiliate ................................      2,400           0
    Loan to affiliate ..................................          0     (78,533)
                                                           --------    --------
    Net cash provided by (used in) financing activities       2,400     (78,533)
                                                           --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............       (270)    (12,115)

CASH AND CASH EQUIVALENTS
   Beginning of period .................................        935      14,602
                                                           --------    --------
CASH AND CASH EQUIVALENTS
   End of period .......................................   $    665    $  2,487
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

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture at June 30, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

                                    UNAUDITED

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page two

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1998.

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sorrento I Partners ("SIP") was formed on April 1, 1993 between the Partnership and Sierra Mira Mesa Partners, an affiliate, to develop and operate the real property known as Sierra Sorrento I (the "Property"), an industrial building located in San Diego, California. At June 30, 1999, the Partnership has a 11.88% equity interest with its contribution of Sierra Sorrento I and the related debt. This investment is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

Summarized income statement information for SIP for the six months ended June 30, 1999 and 1998 follows:

                                                              JUNE 30
                                                    ---------------------------
                                                      1999               1998
                                                    --------           --------
        Rental income ......................        $141,818           $140,505
        Total revenue ......................         141,818            140,505
        Operating expenses .................          55,969             51,658
        Net loss ...........................           5,737              4,254


4.    PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 36,521.

                                    UNAUDITED

PART II  -  OTHER INFORMATION

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

  Exhibit
  Number      Description of Exhibit
-----------   -----------------------------
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



                           SIERRA PACIFIC DEVELOPMENT FUND III
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  AUGUST 4, 1999      /S/ THOMAS N. THURBER
       --------------      ----------------------------
                           Thomas N. Thurber
                           President and Director


Date:  AUGUST 4, 1999      /S/ G. ANTHONY EPPOLITO
       --------------      ----------------------------
                           G. Anthony Eppolito
                           Chief Accountant