Form 10-Q
period 1999-09-30
SIERRA PACIFIC DEVELOPMENT FUND III
filed 1999-11-08
CIK 747680

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter ended                         September 30, 1999
                         --------------------------------------------------

Commission file number                         0-14276
                         --------------------------------------------------


                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

         State of California                        33-0043953
  ------------------------------------     ----------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)            Identification Number)

      5850 San Felipe, Suite 450
           Houston, Texas                             77057
  ------------------------------------     ----------------------------
   (Address of principal executive                  (Zip Code)

Registrant's telephone number,
including area code                              (713) 706-6271
                                           ----------------------------

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
                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Consolidated Balance Sheets - September 30, 1999 and December 31, 1998      5

Consolidated Statements of Operations - For the Nine Months Ended
September 30, 1999 and 1998 and For the Three Months Ended
September 30, 1999 and 1998                                                 6

Consolidated Statements of Changes in Partners' Equity - From
June 5, 1984 (inception of the Partnership) to December 31, 1998
and for the Nine Months Ended September 30, 1999                            7

Consolidated Statements of Cash Flows - For the Nine Months Ended
September 30, 1999 and 1998                                                 8

Notes to Consolidated Financial Statements                                  9

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

Operating expenses for the nine months ended September 30, 1999 consisted primarily of accounting and auditing costs. Operating expenses for the nine months ended September 30, 1999 decreased by $18,498, principally due to professional fees and other administrative expenses incurred during the same period in 1998. No operating expenses were incurred in the third quarter of 1999.

The Partnership's share of loss from investment in SIP was $4,779 for the nine months ended September 30, 1999 compared to $29 for the same period in 1998.

(c)        LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Partnership is in an illiquid position with cash of $665 and current liabilities of $2,400.

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

                      SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                        CONSOLIDATED BALANCE SHEETS
                  September 30, 1999 and December 31, 1998
-----------------------------------------------------------------------------

                                                   SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                   ------------------    ------------------
ASSETS

Cash and cash equivalents ......................   $              665    $              935
                                                   ------------------    ------------------

Total Assets ...................................   $              665    $              935
                                                   ==================    ==================

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate ...............................   $            2,400    $                0
Investment in unconsolidated
  joint venture ................................              337,775               332,996
                                                   ------------------    ------------------

Total Liabilities ..............................              340,175               332,996
                                                   ------------------    ------------------

Minority interest in consolidated
  joint venture ................................                4,091                 4,981
                                                   ------------------    ------------------

Partners' equity (deficit):
  General Partner ..............................             (343,601)             (337,042)
  Limited Partners:
    60,000 units authorized,
    36,521 issued and outstanding ..............                    0                     0
                                                   ------------------    ------------------

Total Partners' equity (deficit) ...............             (343,601)             (337,042)
                                                   ------------------    ------------------

Total Liabilities and Partners' equity .........   $              665    $              935
                                                   ==================    ==================

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
           AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                             NINE MONTHS ENDED      THREE MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                           --------------------    --------------------
                                             1999        1998        1999        1998
                                           --------    --------    --------    --------
REVENUES:
  Other income .........................   $ 11,907    $ 93,656    $      0    $      0
                                           --------    --------    --------    --------

       Total revenues ..................     11,907      93,656           0           0
                                           --------    --------    --------    --------

EXPENSES:
  Operating expenses ...................     14,577      33,075           0       4,360
                                           --------    --------    --------    --------

       Total expenses ..................     14,577      33,075           0       4,360
                                           --------    --------    --------    --------

(LOSS) INCOME BEFORE PARTNERSHIP'S SHARE
   OF UNCONSOLIDATED JOINT VENTURE
   (LOSS) INCOME .......................     (2,670)     60,581           0      (4,360)
                                           --------    --------    --------    --------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE (LOSS) INCOME .........     (4,779)        (29)     (4,097)        456
                                           --------    --------    --------    --------

(LOSS) INCOME BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   LOSS (INCOME) .......................     (7,449)     60,552      (4,097)     (3,904)
                                           --------    --------    --------    --------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE
  LOSS (INCOME) ........................        890     (20,906)          0       1,505
                                           --------    --------    --------    --------

NET (LOSS) INCOME ......................   $ (6,559)   $ 39,646    $ (4,097)   $ (2,399)
                                           ========    ========    ========    ========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
        FROM JUNE 5, 1984 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1998
                AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

                                                      LIMITED PARTNERS                            TOTAL
                                                  --------------------------      GENERAL       PARTNERS'
                                                   PER UNIT         TOTAL         PARTNER        EQUITY
                                                  -----------    -----------    -----------    -----------
Proceeds from sale of
  partnership units ...........................   $    250.00    $ 9,222,500                   $ 9,222,500
Underwriting commissions
  and other organization expenses .............        (37.00)    (1,364,985)                   (1,364,985)
Repurchase of 369 partnership units ...........         (0.18)       (85,005)                      (85,005)
Cumulative net income (loss)
  (to December 31, 1998) ......................       (201.63)    (7,363,663)   $  (315,520)    (7,679,183)
Cumulative distributions
  (to December 31, 1998) ......................        (11.19)      (408,847)       (21,522)      (430,369)
                                                  -----------    -----------    -----------    -----------

Partners' equity (deficit) - January 1, 1999 ..             0              0       (337,042)      (337,042)
Net loss ......................................             0              0         (6,559)        (6,559)
                                                  -----------    -----------    -----------    -----------

Partners' equity (deficit) - September 30, 1999   $         0    $         0    $ (343,601)    $  (343,601)
                                                  ===========    ===========    ===========    ===========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                        SIERRA PACIFIC DEVELOPMENT FUND III
                              (A LIMITED PARTNERSHIP)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                             1999        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ....................................   $ (6,559)   $ 39,646
  Adjustments to reconcile net (loss) income
  to cash (used in) provided by operating activities:
    Partnership's share of unconsolidated
      joint venture loss ...............................      4,779          29
    Minority interest's share of consolidated
      joint venture (loss) income ......................       (890)     20,906
    Decrease in other receivables ......................          0       6,137
    Decrease in accrued and other liabilities ..........          0      (4,660)
                                                           --------    --------

    Net cash (used in) provided by operating activities      (2,670)     62,058
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan from affiliate ................................      2,400           0
    Loan to affiliate ..................................          0     (74,756)
                                                           --------    --------

    Net cash provided by (used in) financing activities       2,400     (74,756)
                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............       (270)    (12,698)

CASH AND CASH EQUIVALENTS
   Beginning of period .................................        935      14,602
                                                           --------    --------

CASH AND CASH EQUIVALENTS
   End of period .......................................   $    665    $  1,904
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

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture at September 30, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

                                   UNAUDITED

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page two


In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1998.

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sorrento I Partners ("SIP") was formed on April 1, 1993 between the Partnership and Sierra Mira Mesa Partners, an affiliate, to develop and operate the real property known as Sierra Sorrento I (the "Property"), an industrial building located in San Diego, California. At September 30, 1999, the Partnership has a 11.88% equity interest with its contribution of Sierra Sorrento I and the related debt. This investment is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

Summarized income statement information for SIP for the nine months ended September 30, 1999 and 1998 follows:

                                                  SEPTEMBER 30
                                               -------------------
                                                 1999       1998
                                               --------   --------
           Rental income                       $212,727   $211,414
           Total revenue                        212,727    211,414
           Operating expenses                    74,261     72,069
           Net loss                              41,077        258

4.    PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 36,521.

                                   UNAUDITED

PART II  -  OTHER INFORMATION

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
  Number      Description of Exhibit
 -------      -------------------------------
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

                           SIERRA PACIFIC DEVELOPMENT FUND III
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  OCTOBER 29, 1999    /S/ THOMAS N. THURBER
       ----------------    -----------------------------
                               Thomas N. Thurber
                               President and Director

Date:  OCTOBER 29, 1999    /S/ G. ANTHONY EPPOLITO
       ----------------    -----------------------------
                               G. Anthony Eppolito
                               Chief Accountant