Form 10-K
period 1999-12-31
SIERRA PACIFIC DEVELOPMENT FUND III
filed 2000-03-30
CIK 747680

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999     Commission file number : 0-14276


                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

        State of California                        33-0043953
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 450
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

                       DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Limited Partners for the Year Ended December 31, 1999 is
                 incorporated by reference into Parts II and III

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

In April 1993, the Partnership created a California general partnership (Sorrento I Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Sorrento I property. The Partnership contributed the Sierra Sorrento I property and SMMP contributed cash ($2,326,477, net, through December 31, 1998) in exchange for a 88.12% interest in Sorrento I Partners. SMMP made additional contributions of $65,313 and received distributions of $834,420 in 1999. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sorrento I Partners, beginning January 1, 1995. Accordingly, as of January 1, 2000, the Partnership's interest in Sorrento I Partners will be increased to 16.76%, and SMMP's interest will be reduced to 83.24%. Because the Partnership owns less than 50% of the Sierra Sorrento I property, it records its interest in Sorrento I Partners as an investment in an unconsolidated joint venture using the equity method of accounting. Thus, the Sierra Sorrento I property is not reflected as an asset on the Partnership's balance sheet nor is the debt on the property reflected in the balance sheet.

In February 1994, the Partnership formed a joint venture with SMMP known as Sierra Vista Partners ("SVP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Vista property. Through December 31, 1998, SMMP had contributed $1,324,448 cash, net, for a 33.32% interest in Sierra Vista Partners. SMMP made additional contributions of $16,400, and received distributions of $14,000 in 1999. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sierra Vista Partners, beginning January 1, 1995. Accordingly, as of January 1, 2000 the Partnership's interest in Sierra Vista Partners will be decreased to 66.64%, and SMMP's interest will be increased to 33.36%.

In October 1997, the Sierra Vista property was sold for $5,630,000. The Partnership received net cash proceeds of $2,140,598 from the sale for its 52.95% interest in this property and the purchaser assumed the Partnership's $3,044,397 debt on the property. The Partnership also incurred additional selling costs and credited security deposits and prorata rents for October 1997 to the buyer. In accordance with the SVP joint venture agreement, these proceeds were distributed to SMMP. Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,204 to SVP through the sale date.

At December 31, 1999, the Partnership's remaining real estate investment is an 11.88% minority interest in the Sierra Sorrento I property.

Audited financial statements of Sorrento I Partners are included in the Annual Report to the Limited Partners attached as an Exhibit.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owned and operated Sierra Vista, an industrial/office project in Anaheim, California. The Sierra Vista property was sold in October 1997. During 1999 and as of December 31, 1999, the Partnership has an 11.88% interest in an industrial property known as Sorrento I in San Diego, California through a California general partnership with Sierra Mira Mesa Partners.

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

Operations of the Partnership through 1997 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital and providing distributable cash flow partially sheltered from Federal income tax. As discussed above, the Partnership sold the Sierra Vista property in October 1997. As of December 31, 1999, the Partnership had paid cash distributions of $11.19 for each $250 unit investment and remaining partners' equity (deficit) was computed at $0 per unit. Thus, if the Partnership were to be liquidated at the end of 1999 at book value, each $250 investment would have returned a total of $11.19.


ITEM 2.      PROPERTIES

As stated in Item 1 the Partnership sold the Sierra Vista property in October 1997. During 1999 and as of December 31, 1999, the Partnership has an 11.88% interest in an industrial property known as Sorrento I in San Diego, California through a California general partnership with Sierra Mira Mesa Partners. See
Item 1. Business for discussion of percentage ownership changes.

Sorrento I is an industrial building with 43,100 square feet of rentable space. One tenant began leasing the entire 43,100 rentable square feet of Sorrento I in 1996. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. The effective annual rent per square foot at December 31, 1999 is $6.58. The principal business of the tenant is research and development in the communications sector.

                              DEPRECIABLE PROPERTY

                        Sorrento I, San Diego, California
                   Office Building - Income-Producing Property

                                                           TENANT
                            LAND          BUILDINGS     IMPROVEMENTS        TOTAL
                         -----------     -----------     -----------     -----------
Historical Cost & Tax
Basis ...............    $ 1,305,518     $ 1,347,961     $   329,299     $ 2,982,448

Accumulated
Depreciation ........                       (579,615)       (162,182)       (741,797)
                         -----------     -----------     -----------     -----------

Net Carrying Value ..    $ 1,305,518     $   768,346     $   167,117     $ 2,240,981
                         ===========     ===========     ===========     ===========

Depreciation Method    Not Applicable   Straight-line   Straight-line
Depreciable Life       Not Applicable    10-30 Years     7-10 years

REAL ESTATE TAXES The real estate tax obligation for 1999 is approximately 1.11% of the assessed value or $29,672.

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

                  CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, called for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate was fixed at 9.34% per annum for the first year of the note and thereafter converted to the one-year Treasury rate plus 375 basis points. A pre-payment in the amount of $105,000 was paid in April 1997.

                  A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points. The note was amortized over a 210-month term and payments were $6,048 per month, principal and interest inclusive, until maturity in March 2015.

                  In August 1999, the CGS note with a principal balance of $607,693 was paid. On the same date, SIP entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500. This loan, which is secured by the Sorrento I property, bears interest at 8.75% per annum. Monthly payments of $12,882, consisting of both principal and interest, are due until maturity in September 2009. The note balance as of December 31, 1999 was $1,635,054.


ITEM 3.      LEGAL PROCEEDINGS

The Partnership is not involved in any material legal proceedings.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1999, the number of security holders is as follows:

                                      NUMBER            NUMBER OF
                                     OF UNITS        RECORD HOLDERS
                                    -----------       ------------
         Limited Partners                36,521                842
                                    ===========       ============

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

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1999, the Partnership owned a 66.68% interest in Sierra Vista Partners, which operated the Sierra Vista property, which was sold in October 1997. In addition, the Partnership held an 11.88% interest in Sorrento I Partners ("SIP"), which operates the Sorrento I property.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998.

No rental income was recorded for the years ended December 31, 1999 and 1998 due to the sale of the Property in 1997. Other income of $15,000 was recorded in 1999 principally as a result of refunds associated with prior year operations. In 1998, the Partnership received $94,000 associated with an adjustment to the refinancing of the debt on the Sierra Vista property that took place prior to the sale of the property in 1997. This amount was recorded as other income. Operating expenses for the year ended December 31, 1999 were $15,000, which consisted primarily of accounting and auditing costs. In 1998, operating expenses amounted to $37,000.

The Partnership's remaining real estate investment is an 11.88% minority interest in the Sorrento I property. The Partnership's share of (loss) income from its investment in SIP was $(8,000) for the year ended December 31, 1999 compared to $1,000 for the year ended December 31, 1998. In accordance with the Sorrento I partnership agreement, the Partnership's share of loss was allocated in proportion to its ownership interest for the year ended December 31, 1999.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997.

No rental income was recorded for the year ended December 31, 1998 due to the sale of the Property in the prior year. In 1997, rental income was $558,000. In 1998, the Partnership received a cash payment of $94,000, recorded as other income, related to an adjustment to the refinancing of the debt on the Sierra Vista property that took place prior to the sale of the property in 1997. Operating expenses for the year ended December 31, 1998 were $37,000, which consisted primarily of accounting and other general and administrative expenses. Operating expenses in the prior year were $952,000. No interest expense was incurred in 1998 due to the sale of the Property in the prior year. The Partnership's loan was transferred and assumed by the buyer of the property at the time of sale.

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

As of December 31, 1999, the Partnership is in a liquid position with cash of $4,000 and no current liabilities.

One tenant began leasing the entire 43,100 rentable square feet of the Sorrento I property in 1996. This lease commenced May 1, 1996 and expires April 30, 2003. The current base rent called for under this lease is $23,204 per month and shall increase in subsequent periods. The lease contains an option to extend for an additional five years.

In August 1999, SIP repaid its $607,693 loan balance to CGS Real Estate Company, Inc. and entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500. The loan is collateralized by the Sorrento I property and bears interest at 8.75% per annum. Monthly payments of $12,882, consisting of both principal and interest, are due until maturity in September 2009. The majority of the loan proceeds were distributed to SMMP in accordance with the partnership agreement.

In accordance with the SIP joint venture agreement, cash distributions of available "Distributable Funds" shall first be distributed to SMMP as a return of capital in proportion to its aggregate unreturned contributed capital and then to the Partnership in proportion to its aggregate unreturned contributed capital. Any remaining proceeds shall first be distributed pro rata in proportion to the partners' positive balances in their capital accounts and then in accordance with their percentage interest.

Sierra Vista Partners and Sorrento I Partners were formed, in part, to provide the projects with a source of cash for tenant improvements and lease commissions. As required, the Partnership's joint venture partner (SMMP) either advances or contributes cash to meet the Partnership's requirements. SMMP has adequate resources to make the necessary advances during the foreseeable future.

The Partnership's primary capital requirements will be for the continued development and operation of the Sorrento I property. It is anticipated that these requirements will be funded from the operations of the property and the Partnership's joint venture partner (SMMP).

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

The Partnership did not experience any major system failures or disruptions in operations over the year 2000 transition. All systems have continued to operate as normal.

The Partnership did not separately track internal costs related to the Year 2000 issue and Partnership management believes these amounts did not have a material impact on the Partnership's financial position or results of operations.

The Partnership employs a property management company to manage, operate and lease the property. The management company did not experience any major systems failures or disruptions in operations at the property. The Partnership remains confident that no Year 2000 issues with the property management company or other third parties will arise in the future although no guarantees can be made to that effect.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

      1.    Independent Auditors' Report

      2.    Consolidated Balance Sheets - December 31, 1999 and 1998

      3. Consolidated Statements of Operations - for the years ended December 31, 1999, 1998 and 1997

      4. Consolidated Statements of Changes in Partners' Equity (Deficit) - for the years ended December 31, 1999, 1998 and 1997

      5. Consolidated Statements of Cash Flows - for the years ended December 31, 1999, 1998 and 1997

      6.    Notes to Consolidated Financial Statements

      7. Balance Sheets of Sorrento I Partners as of December 31, 1999 and 1998 and Statements of Operations, Changes in Partners' Equity (Deficit) and Cash Flows for each of the three years in the period ended December 31, 1999 and Independent Auditors' Report


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

The executive officers and directors of S-P Properties, Inc. are:

                                                                                            APPROXIMATE
NAME                     POSITION                                           AGE           TIME IN OFFICE
----                     --------                                           ---           --------------
Thomas N. Thurber        President and Director                              49               5 years

Gregory J. Nooney, Jr.   Vice President                                      68               2 years

Patricia A. Nooney       Vice President                                      43               2 years

William J. Carden        Assistant Secretary/Treasurer and Director          55               5 years

Morris S. Cohen          Director                                            62               1 year

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

Gregory J. Nooney, Jr. - Vice President, S-P Properties, Inc. He also has served as Chairman of the Board and Chief Executive Officer of Brooklyn Street Properties, Inc. since May 1983. Mr. Nooney joined Brooklyn Street Properties, Inc. in 1954 and served as President from 1969 to May 1983. Brooklyn Street Properties, Inc., which was founded in 1945, is a real estate investment company. In addition, Mr. Nooney was chairman and Chief Executive Officer of Nooney Realty Trust from 1984 February 1998 and then served as Vice Chairman from February 1998 through November 1999. Mr. Nooney is currently Chairman of Coldwell Banker Commercial American Spectrum.

Partricia A. Nooney - Vice President, S-P Properties, Inc. Patricia A Nooney is President of Coldwell Banker Commercial American Spectrum, a wholly-owned subsidiary of CGS Real Estate Company. Ms. Nooney joined Brooklyn Street Properties, Inc., in 1981 and has served as an officer since 1985. From 1990 to November 1999, Ms. Nooney was President and Secretary of Nooney Realty Trust, Inc.

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

Morris S. Cohen - Director, S-P Properties, Inc. Mr. Cohen's extensive real estate background includes negotiation of joint venture partnerships for property acquisitions, production of syndication packages and direct responsibilities for operations, finance, sales, leasing and property management. Mr. Cohen was a senior level officer with major public and pivately held real estate companies and served as President of IDM Participating Income Corporation from April 1995 to October 1996. Mr. Cohen is a graduate of Queens College.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgements or injunctions material to the evaluation of the ability and integrity of any director during the past five years.

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

      1.    Annual Report to the Limited Partners

      2.    Exhibit Number 27 - Selected Financial Data


B.    FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedule and the report of the independent auditors thereon are in included herein:

      1. Schedule II-Valuation and Qualifying Accounts and Reserves-for the years ended December 31, 1999, 1998, and 1997.

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


Date:  March 19, 2000                /s/ THOMAS N. THURBER
       ----------------------------  --------------------------------------
                                     Thomas N. Thurber
                                     President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 19, 2000                /s/ THOMAS N. THURBER
       ----------------------------  --------------------------------------
                                     Thomas N. Thurber
                                     President and Director
                                     S-P Properties, Inc.

Date:  March 19, 2000                /s/ WILLIAM J. CARDEN
       ----------------------------  --------------------------------------
                                     William J. Carden
                                     Assistant Secretary/Treasurer and Director
                                     S-P Properties, Inc.

Date:  March 19, 2000                /s/ G. ANTHONY EPPOLITO
       ----------------------------  --------------------------------------
                                     G. Anthony Eppolito
                                     Chief Accountant
                                     S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Partners of
Sierra Pacific Development Fund  III

We have audited the consolidated financial statements of Sierra Pacific Development Fund III, a California limited partnership, (the "Partnership"), as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 and have issued our report thereon dated February 25, 2000. Such consolidated financial statements and report are included in your 1999 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedule of Sierra Pacific Development Fund III, listed in Item 14. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                             SCHEDULE II - FORM 10-K

                       SIERRA PACIFIC DEVELOPMENT FUND III
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             For the Years Ended December 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------

                                                                      INCOME -
                                                                     PRODUCING
                                                                     PROPERTIES
                                                                    -----------

Allowance for loss - January 1, 1997 ......................         $ 1,600,000

  Reduction due to sale of property (1) ...................          (1,600,000)
                                                                    -----------

Allowance for loss - December 31, 1997 ....................                   0

   Provision charged to costs and expenses ................                   0
                                                                    -----------

Allowance for loss - December 31, 1998 ....................                   0

  Provision charged to costs and expenses .................                   0
                                                                    -----------

Allowance for loss - December 31, 1999 ....................         $         0
                                                                    ===========

(1) See Notes 1 and 3 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        ---------------------------------

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1999, 1998, 1997, 1996, and 1995

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1999 have been derived from the audited consolidated financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

--------------------------------------------------------------------------------

                                         1999             1998             1997             1996             1995
                                     ------------     ------------     ------------     ------------     ------------
REVENUES ........................    $     15,139     $     93,656     $    558,724     $    735,569     $    615,088
OPERATING EXPENSES:
  Total .........................          14,752           37,044          952,104        1,061,188        1,005,228
  Per dollar of revenues ........            0.97             0.40             1.70             1.44             1.63
INTEREST EXPENSE:
  Total .........................               0                0          299,404          264,206          311,218
  Per dollar of revenues ........               0                0             0.54             0.36             0.51
NET (LOSS) INCOME  FROM
  CONTINUING OPERATIONS:
  Total .........................          (7,366)          37,625         (871,354)        (470,012)        (792,830)
  General Partner ...............          (7,366)          37,625         (374,667)               0                0
  Limited Partners ..............               0                0         (496,687)        (470,012)        (792,830)
  Per unit (1) ..................               0                0           (13.60)          (12.87)          (21.71)
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ..........             387           58,089         (508,265)        (162,872)        (312,505)
CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES .........               0                0        1,746,014         (499,590)        (414,881)
CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES .........           2,400          (71,756)      (1,320,586)         743,730          739,431
TOTAL ASSETS ....................           3,722              935           20,739        6,271,935        6,059,967
PARTNERS' EQUITY (DEFICIT):
  Total .........................        (344,408)        (337,042)        (374,667)         496,687          450,055
  General Partner ...............        (344,408)        (337,042)        (374,667)               0                0
  Limited Partners ..............               0                0                0          496,687          450,055
LIMITED PARTNERS' EQUITY -
  PER UNIT (1) ..................               0                0                0            13.60            12.32
INCOME-PRODUCING PROPERTIES:
  Number ........................               0                0                0                1                1
  Cost ..........................               0                0                0       10,229,216        9,644,114
  Less: Accumulated depreciation                0                0                0       (2,801,334)      (2,344,100)
           Valuation allowance ..               0                0                0       (1,600,000)      (1,600,000)
  Net book value ................               0                0                0        5,827,882        5,700,014
INVESTMENT IN UNCONSOLIDATED
  JOINT VENTURE .................        (340,614)        (332,996)        (333,783)        (341,689)        (755,546)
NOTE PAYABLE - Related to income-
  producing property ............               0                0                0        3,410,795        3,410,795
MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURE .................           7,516            4,981           56,963        1,797,208        1,271,308
DISTRIBUTIONS PER UNIT (1) ......               0                0                0                0                0

(1) The net (loss) income, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 36,521 in all years. The cumulative cash distributions per limited partnership unit from inception to December 31, 1999 equal $11.19.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Development Fund III


We have audited the accompanying consolidated balance sheets of Sierra Pacific Development Fund III, a California limited partnership, (the "Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund III as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying 1999 financial statements have been prepared assuming that the Partnership will continue as a going concern. As described in Note 1 to the financial statements, the Partnership's reduced operations, Partner's capital deficiency, and lack of funds to pay operating expenses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                                                            DECEMBER 31, 1999     DECEMBER 31, 1998
                                                                                            -----------------     -----------------
ASSETS

Cash and cash equivalents ..............................................................    $           3,722     $             935
                                                                                            -----------------     -----------------

Total Assets ...........................................................................    $           3,722     $             935
                                                                                            =================     =================

LIABILITIES AND PARTNERS' EQUITY

Investment in unconsolidated
  joint venture (Notes 1 and 4) ........................................................    $         340,614     $         332,996
                                                                                            -----------------     -----------------

Total Liabilities ......................................................................              340,614               332,996
                                                                                            -----------------     -----------------

Minority interest in consolidated
   joint venture (Note 3) ..............................................................                7,516                 4,981
                                                                                            -----------------     -----------------

Partners' equity (deficit) (Notes 1 and 5):
  General Partner ......................................................................             (344,408)             (337,042)
  Limited Partners:
    60,000 units authorized,
    36,521 issued and
    outstanding ........................................................................                    0                     0
                                                                                            -----------------     -----------------

Total Partners' equity (deficit) .......................................................             (344,408)             (337,042)
                                                                                            -----------------     -----------------

Total Liabilities and Partners' equity .................................................    $           3,722     $             935
                                                                                            =================     =================

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

-------------------------------------------------------------------------------

                                                                               1999                  1998                  1997
                                                                            -----------           -----------           -----------
REVENUES:
  Rental income (Note 1) .........................................          $         0           $         0           $   558,091
  Other income (Note 3) ..........................................               15,139                93,656                   633
                                                                            -----------           -----------           -----------

        Total revenues ...........................................               15,139                93,656               558,724
                                                                            -----------           -----------           -----------

EXPENSES:
Operating expenses:
    Depreciation and amortization ................................                    0                     0               464,427
    Maintenance and repairs ......................................                    0                     0               104,981
    Property taxes and insurance .................................                    0                     0                63,209
    Administrative fees (Note 2) .................................                    0                     0                75,180
    Utilities ....................................................                    0                     0                58,037
    Legal and accounting .........................................               14,651                16,818                44,128
    Management fees  (Note 2) ....................................                    0                     0                40,248
    Salaries and payroll taxes ...................................                    0                     0                35,565
    General and administrative ...................................                  101                20,226                13,261
    Renting expenses .............................................                    0                     0                 3,535
    Other operating expenses .....................................                    0                     0                49,533
                                                                            -----------           -----------           -----------

      Total operating expenses ...................................               14,752                37,044               952,104

Interest .........................................................                    0                     0               299,404
                                                                            -----------           -----------           -----------

        Total expenses ...........................................               14,752                37,044             1,251,508
                                                                            -----------           -----------           -----------

INCOME (LOSS) BEFORE LOSS FROM
   PROPERTY DISPOSITION ..........................................                  387                56,612              (692,784)

LOSS FROM PROPERTY DISPOSITION (Note 3) ..........................                    0                     0              (967,764)
                                                                            -----------           -----------           -----------

INCOME (LOSS) BEFORE PARTNERSHIP'S SHARE
   OF UNCONSOLIDATED JOINT VENTURE
   (LOSS) INCOME .................................................                  387                56,612            (1,660,548)
                                                                            -----------           -----------           -----------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE (LOSS) INCOME ...................................               (7,618)                  787                 7,906

(LOSS) INCOME BEFORE MINORITY INTEREST'S
  SHARE OF CONSOLIDATED JOINT VENTURE
  (INCOME) LOSS ..................................................               (7,231)               57,399            (1,652,642)
                                                                            -----------           -----------           -----------

MINORITY INTEREST'S SHARE OF CONSOLIDATED
  JOINT VENTURE (INCOME) LOSS (Note 3) ...........................                 (135)              (19,774)              781,288
                                                                            -----------           -----------           -----------

NET (LOSS) INCOME ................................................          $    (7,366)          $    37,625           $  (871,354)
                                                                            ===========           ===========           ===========

Net loss per limited partnership unit (Note 1) ...................          $         0           $         0           $    (13.60)
                                                                            ===========           ===========           ===========

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
                      EQUITY (DEFICIT) FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                         LIMITED PARTNERS                                   TOTAL
                                                                    ---------------------------          GENERAL          PARTNERS'
                                                                    PER UNIT            TOTAL            PARTNER           EQUITY
                                                                    ---------         ---------         ---------         ---------
Partners' equity - January 1, 1997 .........................        $   13.60         $ 496,687         $       0         $ 496,687
Net loss ...................................................           (13.60)         (496,687)         (374,667)         (871,354)
                                                                    ---------         ---------         ---------         ---------

Partners' equity (deficit) - December 31, 1997 .............                0                 0          (374,667)         (374,667)
Net income .................................................                0                 0            37,625            37,625
                                                                    ---------         ---------         ---------         ---------

Partners' equity (deficit) - December 31, 1998 .............                0                 0          (337,042)         (337,042)
Net loss ...................................................                0                 0            (7,366)           (7,366)
                                                                    ---------         ---------         ---------         ---------

Partners' equity (deficit) - December 31, 1999 .............        $       0         $       0         $(344,408)        $(344,408)
                                                                    =========         =========         =========         =========

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                                 1999                 1998                 1997
                                                                              -----------          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income .................................................         $    (7,366)         $    37,625          $  (871,354)
  Adjustments to reconcile net (loss) income
  to cash provided by (used in) operating activities:
    Depreciation and amortization ...................................                   0                    0              464,427
    Loss from property disposition ..................................                   0                    0              967,764
    Partnership's share of unconsolidated
      joint venture loss (income) ...................................               7,618                 (787)              (7,906)
    Minority interest's share of consolidated
      joint venture income (loss) ...................................                 135               19,774             (781,288)
    Decrease in rent receivable .....................................                   0                    0               21,374
    Decrease (increase) in other receivables ........................                   0                6,137               (4,876)
    Increase in other assets ........................................                   0                    0             (280,515)
    Increase (decrease) in accrued and other liabilities ............                   0               (4,660)             (15,891)
                                                                              -----------          -----------          -----------

  Net cash provided by (used in) operating activities ...............                 387               58,089             (508,265)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions ...................................                   0                    0             (394,584)
  Net cash proceeds from property disposition .......................                   0                    0            2,140,598
                                                                              -----------          -----------          -----------

  Net cash provided by investing activities .........................                   0                    0            1,746,014
                                                                              -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from minority investor ..............................              16,400               36,900            1,193,141
  Distributions to minority investor ................................             (14,000)            (108,656)          (2,152,098)
  Repayment of loan to affiliate ....................................                   0                    0                4,770
  Funding of note payable secured by property .......................                   0                    0            3,050,000
  Principal payments on notes payable ...............................                   0                    0           (3,416,399)
                                                                              -----------          -----------          -----------

  Net cash provided by (used in) financing activities ...............               2,400              (71,756)          (1,320,586)
                                                                              -----------          -----------          -----------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS ........................................               2,787              (13,667)             (82,837)

CASH AND CASH EQUIVALENTS - Beginning of  year ......................                 935               14,602               97,439
                                                                              -----------          -----------          -----------

CASH AND CASH EQUIVALENTS - End of year .............................         $     3,722          $       935          $    14,602
                                                                              ===========          ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest ............................         $         0          $         0          $   324,853
                                                                              ===========          ===========          ===========

                             SEE ACCOMPANYING NOTES

                     SIERRA PACIFIC DEVELOPMENT FUND III
                      (A CALIFORNIA LIMITED PARTNERSHIP)
                       --------------------------------

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

GOING CONCERN CONSIDERATIONS

The Partnership has no operating assets and its only remaining real estate investment is 11.88% interest in Sorrento I Partners ("SIP"). The other partner in SIP, SMMP, will receive preferential distributions from SIP until its contributed capital is returned. The Partnership does not anticipate receiving any cash distributions from SIP in the near future. Management anticipates the operations of the Partnership will not require significant amounts of cash in the future and any cash requirements of SIP will be funded by SMMP. Management believes the Partnership will be able to obtain any cash needed to fund future overhead expenditures from related parties until such time as the Partnership engages in new activities or a decision is made to liquidate the Partnership.

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

The consolidated financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture as of December 31, 1999 (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1999 and 1998 consist of cash and cash equivalents. The fair value of the cash and cash equivalents approximate the carrying value due to their short term nature.

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

CALCULATION OF EQUITY (DEFICIT) AND NET INCOME (LOSS) PER LIMITED PARTNERSHIP
UNIT

Equity (deficit) and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by 36,521, the number of limited partnership units outstanding for all periods.

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


2.    GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees paid to affiliates for the year ended December 31, 1997 was $40,248. No such costs were incurred in 1999 or 1998.

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page three

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $75,530 for such services for the year ended December 31, 1997. No such costs were incurred in 1999 or 1998. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the year ended December 31, 1997 the affiliate received $64,904 for tenant improvements supervisory costs. No such costs were incurred in 1999 or 1998.

In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate of the General Partner is paid initial leasing costs. For the year ended December 31, 1997 these fees amounted to $76,984 and were recorded as deferred leasing costs. No such costs were incurred in 1999 or 1998.

In consideration for services rendered with respect to obtaining new financing, an affiliate of the General Partner is paid broker fees. For the year ended December 31, 1997, these fees amounted to $61,000 and were recorded as deferred loan costs. These fees were written off with the sale of the Sierra Vista property in 1997. No such fees were incurred in 1999 or 1998.

3.    INCOME-PRODUCING PROPERTIES

On April 1, 1993, the Sierra Sorrento I property was transferred to a joint venture called Sorrento I Partners (Note 4). The historical cost basis of the property and related assets at the date of transfer was $2,662,877 and the outstanding balance of the related debt was $2,986,024 with accrued interest of $22,824.

On February 1, 1994, the Partnership formed a joint venture with Sierra Mira Mesa Partners ("SMMP"), an affiliate. The joint venture, known as Sierra Vista Partners ("SVP"), was formed as a California general partnership to develop and operate the Sierra Vista property. The Partnership had an 81.5% equity interest with its contribution of Sierra Vista. Such interest was computed based upon the estimated fair value of SVP's net assets at the date of formation of the joint venture. SMMP was allocated an 18.5% initial equity interest in SVP in exchange for its $600,000 cash contribution ($2,355,161, net, through December 31, 1996). SMMP made additional cash contributions amounting to $1,193,141, $36,900, and $16,400 and received distributions amounting to $2,152,098, $108,656 and $14,000 during 1997, 1998 and 1999, respectively. The percentage interests of the Partnership and SMMP are to be adjusted every January 1st during the term of SVP, beginning January 1, 1995. Accordingly, as of January 1, 1997, 1998 and 1999, the Partnership's interest in SVP was changed to 52.95%, 65.49% and 66.68%, respectively, and SMMP's interest was changed to 47.05%, 34.51%, and 33.32% respectively. On January 1, 2000, the Partnership's interest in SVP will be decreased to 66.64% and SMMP's interest will be increased to 33.36%.

In October 1997, the Sierra Vista property was sold for $5,630,000. The Partnership received net cash proceeds of $2,140,598 from the sale for its 52.95% interest in this property and the purchaser assumed the Partnership's $3,044,397 debt on the property. The Partnership also incurred additional selling costs and credited security deposits and prorata rents for October 1997 to the buyer. In accordance with the SVP joint venture agreement, these proceeds were distributed to SMMP. Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,204 to the Partnership through the sale date. In 1998, the Partnership received a cash payment of $94,000, recorded as other income, related to an adjustment to the refinancing of the debt on the Sierra Vista property that took place prior to the sale of the property in 1997. Other income of $15,000 was recorded in 1999 principally as a result of refunds associated with prior year operations.

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page four

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

At December 31, 1999, the Partnership has an 11.88% equity interest with its contribution of Sorrento I and the related debt; SMMP has an 88.12% equity interest with its $2,326,477 net cash contributions through 1998. In accordance with the SIP joint venture agreement, proceeds shall first be distributed to SMMP as a return of capital in proportion to its aggregate unreturned contributed capital and then to the Partnership in proportion to its aggregate unreturned contributed capital. Any remaining proceeds shall first be distributed pro rata in proportion to the partners' positive balances in their capital accounts and then in accordance with their percentage interest.

SIP had a non-recourse bank note payable with an original principal balance of $3,000,000 collateralized by real and personal property that included a discounted payoff option of $1,500,000. CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS.

A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points. The note was amortized over a 210-month term and payments were $6,048 per month, principal and interest, inclusive until maturity in March 2015.

In August 1999, the CGS note, with an outstanding balance of $607,693, was repaid. On the same date, SIP entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500. This loan, which is secured by the Sorrento I property, bears interest at 8.75% per annum. Monthly payments of $12,882, consisting of both principal and interest, are due until maturity in September 2009. The note balance as of December 31, 1999 was $1,635,054.

Reference is made to the audited financial statements of Sorrento I Partners included herein.

5.    PARTNERS' EQUITY (DEFICIT)

Accrual basis profits and losses resulting from operations of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. Currently, the Partnership does not meet the criteria for distributing cash to the General Partner, and it cannot reasonably predict when the criteria will be met. Accordingly, no accrual basis profits and losses from operations had been allocated to the General Partner through December 31, 1996. During 1997, the General Partner was allocated losses to the extent they were in excess of the Limited Partners' capital balances since the Limited Partners cannot be allocated losses in excess of their balances. As such, the profit recognized in 1998 and the loss recognized in 1999 was allocated to the General Partner.

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

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page five

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

The proceeds from the sale of the Sierra Vista property were required to be distributed to SMMP under the provisions of the joint venture agreement with SMMP and thus were not allocated in accordance with the provisions described above.

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)









 BALANCE SHEETS AS OF DECEMBER 31, 1999 AND 1998 AND STATEMENTS OF OPERATIONS,
                CHANGES IN GENERAL PARTNERS' EQUITY (DEFICIT) AND
           CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
               DECEMBER 31, 1999 AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sorrento I Partners


We have audited the accompanying balance sheets of Sorrento I Partners, a California general partnership, (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, changes in general partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sorrento I Partners as of December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                                                               December 31,            December 31,
                                                                                                   1999                    1998
                                                                                                ----------              ----------
ASSETS

Cash and cash equivalents ......................................................                $  249,534              $    1,765
Receivables:
   Unbilled rent (Notes 1 and 4) ...............................................                    50,533                  45,345
   Other .......................................................................                         0                  14,572
Due from affiliates (Note 3) ...................................................                         0                   4,770
Income-producing property - net of accumulated
   depreciation of $741,797 in 1999 and
   $639,739 in 1998 (Notes 1, 4 and 5) .........................................                 2,240,981               2,337,761
Other assets (Notes 1 and 2) ...................................................                   154,108                 112,191
                                                                                                ----------              ----------

Total Assets ...................................................................                $2,695,156              $2,516,404
                                                                                                ==========              ==========

LIABILITIES AND GENERAL PARTNERS' EQUITY

Accounts payable ...............................................................                $   13,690              $   20,537
Notes payable (Note 5) .........................................................                 1,635,054                 616,223
                                                                                                ----------              ----------

Total Liabilities ..............................................................                 1,648,744                 636,760
                                                                                                ----------              ----------

General Partners' equity (Notes 1 and 6) .......................................                 1,046,412               1,879,644
                                                                                                ----------              ----------

Total Liabilities and General Partners' equity .................................                $2,695,156              $2,516,404
                                                                                                ==========              ==========

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                             1999                    1998                    1997
                                                                          ---------                ---------               ---------
Revenues:
   Rental income (Note 1) .................................               $ 283,985                $ 282,322               $ 283,635
   Other income ...........................................                       0                        0                   9,404
                                                                          ---------                ---------               ---------

        Total revenues ....................................                 283,985                  282,322                 293,039
                                                                          ---------                ---------               ---------

Expenses:
   Operating expenses:
   Depreciation and amortization ..........................                 130,639                  127,662                 127,662
   Property taxes and insurance ...........................                   6,639                    7,762                   2,847
   Administrative fees (Note 3) ...........................                  45,025                   38,922                  34,860
   Maintenance and repairs ................................                      42                      395                      49
   Management fees (Note 3) ...............................                  16,707                   17,189                  15,762
   Legal and accounting ...................................                  15,809                   17,650                  22,803
   General and administrative .............................                   9,947                    7,413                   5,677
   Bad debt expense .......................................                   4,770                        0                       0
   Other operating expenses ...............................                  29,884                    5,574                   1,894
                                                                          ---------                ---------               ---------

        Total operating expenses ..........................                 259,462                  222,567                 211,554

   Interest ...............................................                  88,648                   57,926                  63,123
                                                                          ---------                ---------               ---------

        Total expenses ....................................                 348,110                  280,493                 274,677
                                                                          ---------                ---------               ---------

NET (LOSS) INCOME .........................................               $ (64,125)               $   1,829               $  18,362
                                                                          =========                =========               =========

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY
         (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                                                  GENERAL PARTNERS
                                                                                  -----------        -----------        -----------
                                                                                SIERRA PACIFIC         SIERRA
                                                                                  DEVELOPMENT         MIRA MESA
                                                                                    FUND III           PARTNERS            TOTAL
                                                                                  -----------        -----------        -----------
General Partners' equity (deficit) - January 1, 1997 ......................       $  (341,689)       $ 2,333,942        $ 1,992,253
Net income ................................................................             7,906             10,456             18,362
Contributions .............................................................                 0            141,000            141,000
Distributions .............................................................                 0           (164,300)          (164,300)
                                                                                  -----------        -----------        -----------

General Partners' equity (deficit) - December 31, 1997 ....................          (333,783)         2,321,098          1,987,315
Net income ................................................................               787              1,042              1,829
Contributions .............................................................                 0              8,500              8,500
Distributions .............................................................                 0           (118,000)          (118,000)
                                                                                  -----------        -----------        -----------

General Partners' equity (deficit) - December 31, 1998 ....................          (332,996)         2,212,640          1,879,644
Net loss ..................................................................            (7,618)           (56,507)           (64,125)
Contributions .............................................................                 0             65,313             65,313
Distributions .............................................................                 0           (834,420)          (834,420)
                                                                                  -----------        -----------        -----------

General Partners' equity (deficit) - December 31, 1999 ....................       $  (340,614)       $ 1,387,026        $ 1,046,412
                                                                                  ===========        ===========        ===========

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                                     1999               1998                1997
                                                                                  -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income .......................................................       $   (64,125)       $     1,829        $    18,362
  Adjustments to reconcile net (loss) income
  to cash provided by operating activities:
    Depreciation and amortization .........................................           130,639            127,662            127,662
    Bad debt expense ......................................................             4,770                  0                  0
    Increase in rent receivable ...........................................            (5,188)           (10,439)           (20,944)
    Decrease (increase) in other receivables ..............................            14,572               (271)              (139)
    (Increase) decrease in other assets ...................................           (70,498)                 0              8,114
    (Decrease) increase in accrued and other liabilities ..................            (6,847)             4,413             (8,269)
                                                                                  -----------        -----------        -----------

  Net cash provided by operating activities ...............................             3,323            123,194            124,786
                                                                                  -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions .......................................            (5,278)                 0                  0
                                                                                  -----------        -----------        -----------

  Net cash used in investing activities ...................................            (5,278)                 0                  0
                                                                                  -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions by the General Partners .................................            65,313              8,500            141,000
    Distributions to the General Partners .................................          (834,420)          (118,000)          (164,300)
    Funding of note payable secured by property ...........................         1,637,500                  0                  0
    Principal payments on notes payable ...................................          (618,669)           (15,604)          (118,173)
                                                                                  -----------        -----------        -----------

  Net cash provided by (used in) financing activities .....................           249,724           (125,104)          (141,473)
                                                                                  -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ...................................................           247,769             (1,910)           (16,687)

CASH AND CASH EQUIVALENTS - Beginning of period ...........................             1,765              3,675             20,362
                                                                                  -----------        -----------        -----------

CASH AND CASH EQUIVALENTS - End of period .................................       $   249,534        $     1,765        $     3,675
                                                                                  ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the period for interest ................................       $    76,328        $    57,926        $    68,961
                                                                                  ===========        ===========        ===========

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sorrento I Partners ("SIP") was formed as a California general partnership on April 1, 1993 between Sierra Mira Mesa Partners ("SMMP") and Sierra Pacific Development Fund III ("SPDFIII") to develop and operate the real property known as Sorrento I, an industrial building, located in San Diego, California. The property contains 43,100 square feet and is located adjacent to Sierra Mira Mesa office building, which is owned and operated by Sierra Mira Mesa Partners. In 1993, SMMP contributed cash of $383,836 ($2,459,277, net through December 31,
1996) for a 55.03% interest in SIP and SPDFIII contributed the property and all associated encumbrances for a 44.97% interest. During 1997, 1998 and 1999, SMMP contributed an additional $141,000, $8,500 and $65,313 and received distributions amounting to $164,300, $118,000 and 834,420 respectively. The partnership agreement calls for a recalculation of the percentage ownership interest each year on January 1st to account for the Partner's aggregate capital contributions and distributions since inception through the prior year. Accordingly, as of January 1, 1997, 1998 and 1999 SPDFIII's interest in SIP was changed to 11.31%, 11.41% and 11.88%, respectively. On January 1, 2000, SPDFIII's interest will be increased to 16.76% and SMMP's interest will be reduced to 83.24% to reflect the 1999 contributions and distributions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of SIP at December 31, 1999 and 1998 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the note payable approximates the carrying value based on market rates at December 31, 1999. The fair value of the amounts due from affiliates are not fair valued due to the related party nature of this receivable.

Sorrento I Partners
Notes to Financial Statements
Page two


INCOME-PRODUCING PROPERTIES

Property and tenant improvements are carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from seven to thirty years. Tenant improvements incurred at the initial leasing of the property are depreciated over the lessor of ten years or the life of the lease and tenant improvements incurred at the re-leasing of the property are depreciated over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

SIP regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, SIP shall recognize an impairment loss. No such impairments have been recognized by the Partnership.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1999. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. SIP may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

Sorrento I Partners
Notes to Financial Statements
Page three


2.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1999 and 1998 is as follows:

                                                                                                        1999                  1998
                                                                                                      --------              --------
Other assets:
     Deferred loan costs, net of accumulated
          amortization of $2,007 in 1999 and $128 in 1998 ..............................              $ 46,550              $    890
     Deferred leasing costs, net of accumulated
          amortization of $93,876 in 1999 and $68,191 in 1998 ..........................                85,616               111,301
     Prepaid expenses ..................................................................                   560                     0
     Tax impounds ......................................................................                 2,675                     0
     Reserves ..........................................................................                18,707                     0
                                                                                                      --------              --------
                                                                                                      $154,108              $112,191
                                                                                                      ========              ========

3.    GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income (as defined in the partnership agreement) collected from the property. Management fees paid to affiliates for the years ended December 31, 1999, 1998, and 1997 were $16,707, $17,189, and $15,762, respectively.

SIP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SIP such as accounting, data processing and similar services. The affiliate was reimbursed $45,025, $38,922, and $34,860, respectively, for such services for the years ended December 31, 1999, 1998 and 1997.

During 1996, SIP made a non-interest bearing advance to an affiliate in the amount of $4,770. This advance was deemed uncollectible and subsequently written off to bad debt expense in 1999.

See Note 5 for note payable transactions with related parties.


4.    INCOME-PRODUCING PROPERTIES

At December 31, 1999 and 1998 the total cost and accumulated depreciation of the property are as follows:

                                                                                           1999                             1998
                                                                                        -----------                     -----------
Land ...............................................................                    $ 1,305,518                     $ 1,305,518
Building and improvements ..........................................                      1,677,260                       1,671,982
                                                                                        -----------                     -----------

         Total .....................................................                      2,982,778                       2,977,500

Accumulated depreciation ...........................................                       (741,797)                       (639,739)
                                                                                        -----------                     -----------

         Net .......................................................                    $ 2,240,981                     $ 2,337,761
                                                                                        ===========                     ===========

Sorrento I Partners
Notes to Financial Statements
Page four


Future minimum base rental income to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

      YEAR ENDING               STRAIGHT-LINE          CASH
      DECEMBER 31,                  BASIS              BASIS
--------------------------     -------------      -------------
          2000                 $     283,635      $     289,584
          2001                       283,635            295,152
          2002                       283,635            306,960
          2003                        94,546            104,288
                               -------------      -------------


          Total                $     945,451      $     995,984
                               =============      =============

SIP relied on one tenant for 100% of rental income for 1999, 1998 and 1997, respectively. The lease agreement requires the tenant to pay expenses such as utilities, insurance and property taxes related to the property. The principal business of the tenant is research and development in the communications sector.

5.    NOTES PAYABLE

SIP had a non-recourse bank note payable with an original principal balance of $3,000,000 collateralized by real and personal property that included a discounted payoff option of $1,500,000.

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, called for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate was fixed at 9.34% per annum for the first year of the note and thereafter converted to the one-year Treasury rate plus 375 basis points. A pre-payment in the amount of $105,000 was paid in April 1997.

A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points. The note was amortized over a 210-month term and payments were $6,048 per month, principal and interest inclusive, until maturity in March 2015.

In August 1999, the CGS note with an outstanding balance of $607,693 was repaid. On the same date, SIP entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500. This loan, which is secured by the Sorrento I property, bears interest at 8.75% per annum. Monthly payments of $12,882, consisting of both principal and interest, are due until maturity in September 2009. The note balance as of December 31, 1999 was $1,635,054. In connection with the repayment of the CGS note, SIP paid $29,528 to CGS related to late fees which were included in other operating expenses in the statement of operations for 1999.

Annual maturities on the Finova loan as of December 31, 1999 are: $11,993 in 2000; $13,085 in 2001; $14,277 in 2002; $15,578 in 2003; $16,997 in 2004; and
$1,563,124 thereafter.

Sorrento I Partners
Notes to Financial Statements
Page five


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

                    EXECUTIVE OFFICERS OF THE GENERAL PARTNER

The Executive Officers of S-P Properties, Inc., the General Partner are as follows:

NAME                              POSITION
----                              --------
Thomas N. Thurber                 President and Director

Gregory J. Nooney, Jr.            Vice President

Particia A. Nooney                Vice President

William J. Carden                 Assistant Secretary/Treasurer and Director

The 10-K Report sent to the Securities and Exchange Commission contains additional information on the partnership's operations and is available to Limited Partners upon request.