Form 10-Q
period 2000-03-31
SIERRA PACIFIC DEVELOPMENT FUND III
filed 2000-05-15
CIK 747680

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                        March 31, 2000
                       ----------------------------------------------------
Commission file number                       0-14276
                       ----------------------------------------------------




                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

         State of California                        33-0043953
--------------------------------------  -----------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                    Number)


     5850 San Felipe, Suite 450
           Houston, Texas                             77057
--------------------------------------  -----------------------------------
   (Address of principal executive
              offices)                              (Zip Code)



Registrant's telephone number,
including area code:                           (713) 706-6271
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

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Consolidated Balance Sheets - March 31, 2000 and December 31, 1999 .......   4

Consolidated Statements of Operations - For the Three Months
Ended March 31, 2000 and 1999 ............................................   5

Consolidated Statements of Changes in Partners' Equity - For
the Year Ended December 31, 1999 and for the Three Months Ended
March 31, 2000 ...........................................................   6

Consolidated Statements of Cash Flows - For the Three Months
Ended March 31, 2000 and 1999 ............................................   7

Notes to Consolidated Financial Statements ...............................   8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with Sierra Pacific Development Fund III's (the Partnership) Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 66.64% interest in the Sierra Vista Partnership which operated the Sierra Vista property (the Property). The Property was sold in October 1997. The Partnership's remaining real estate investment is an 16.76% minority interest in Sorrento I Partners (SIP), which operates the Sierra Sorrento I property. The Partnership records its interest in SIP as an investment in unconsolidated joint venture.

(b)         RESULTS OF OPERATIONS

No income was recorded for the three months ended March 31, 2000. The Partnership recorded other income of $11,907 during the first quarter of the prior year as a result of a refund associated with 1998 operations. No rental income has been generated since the sale of the Property in 1997.

Operating expenses for the three months ended March 31, 2000 remained relatively unchanged when compared to the same period in the prior year. Operating expenses for the quarters ended March 31, 2000 and 1999 consisted primarily of accounting and auditing costs.

The Partnership's share of loss from its investment in SIP was $6,489 for the three months ended March 31, 2000 compared to $567 for the same period 1999.

(c)         LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Partnership is in a liquid position with cash of $12,365 and accrued and other liabilities of $4,251.

The Partnership's primary capital requirements are for the continued development and operation of the Sorrento I property. It is anticipated that these requirements will be funded from the operations of the Property and the Partnership's joint venture partner, Sierra Mira Mesa Partners (SMMP). As required, SMMP either advances or contributes cash to meet these requirements. SMMP has adequate resources to make the necessary advances during the foreseeable future.

Certain factors raise substantial doubt about the Partnership's ability to continue as a going concern. As shown in the financial statements, the Partnership has no operating assets and its only remaining real estate investment is its minority interest in SIP. The other partner in SIP, SMMP, will receive preferential distributions from SIP until its contributed capital is returned. The Partnership does not anticipate receiving any cash distributions from SIP in the near future. Management believes the Partnership will be able to obtain any cash needed to fund future overhead expenditures from related parties until such time as the Partnership engages in new activities or a decision is made to liquidate the Partnership.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                          MARCH 31, 2000    DECEMBER 31, 1999
                                          ---------------    ---------------
                                            (UNAUDITED)

ASSETS

Cash and cash equivalents .............   $        12,365    $         3,722
                                          ---------------    ---------------

Total Assets ..........................   $        12,365    $         3,722
                                          ===============    ===============


LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .........   $         4,251    $             0
Investment in unconsolidated
  joint venture .......................           347,103            340,614
                                          ---------------    ---------------

Total Liabilities .....................           351,354            340,614
                                          ---------------    ---------------

Minority interest in consolidated
  joint venture .......................            21,014              7,516
                                          ---------------    ---------------

Partners' equity (deficit):
  General Partner .....................          (360,003)          (344,408)
  Limited Partners:
    60,000 units authorized,
    36,521 issued and outstanding .....                 0                  0
                                          ---------------    ---------------

Total Partners' equity (deficit) ......          (360,003)          (344,408)
                                          ---------------    ---------------

Total Liabilities and Partners' equity.   $        12,365    $         3,722
                                          ===============    ===============

                            See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                          2000          1999
                                                       ----------    ----------
                                                       (Unaudited)   (Unaudited)

REVENUES:

  Other income .....................................   $        0    $   11,907
                                                       ----------    ----------

       Total revenues ..............................            0        11,907
                                                       ----------    ----------

EXPENSES:

  Operating expenses ...............................       13,665        13,797
                                                       ----------    ----------

       Total costs and expenses ....................       13,665        13,797
                                                       ----------    ----------

LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE LOSS ...............      (13,665)       (1,890)
                                                       ----------    ----------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSS ..............................       (6,489)         (567)
                                                       ----------    ----------

LOSS BEFORE MINORITY INTEREST'S SHARE
   OF CONSOLIDATED JOINT VENTURE LOSS ..............      (20,154)       (2,457)
                                                       ----------    ----------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ..................        4,559           630
                                                       ----------    ----------

NET LOSS ...........................................   $  (15,595)   $   (1,827)
                                                       ==========    ==========

Net loss per limited partnership unit ..............   $        0    $        0
                                                       ==========    ==========

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

--------------------------------------------------------------------------------

                                                                                LIMITED PARTNERS                           TOTAL
                                                                           --------------------------      GENERAL       PARTNERS'
                                                                            PER UNIT         TOTAL         PARTNER        EQUITY
                                                                           -----------    -----------    -----------    -----------
Proceeds from sale of
  partnership units ....................................................   $    250.00    $ 9,222,500                   $ 9,222,500
Underwriting commissions
  and other organization expenses ......................................        (37.00)    (1,364,985)                   (1,364,985)
Repurchase of 369 partnership units ....................................         (0.18)       (85,005)                      (85,005)
Cumulative net income (loss)
  (to December 31, 1999) ...............................................       (201.63)    (7,363,663)   $  (322,886)    (7,686,549)
Cumulative distributions
  (to December 31, 1999) ...............................................        (11.19)      (408,847)       (21,522)      (430,369)
                                                                           -----------    -----------    -----------    -----------

Partners' equity (deficit) - January 1, 2000 (audited) .................             0              0       (344,408)      (344,408)
Net loss (unaudited) ...................................................             0              0        (15,595)       (15,595)
                                                                           -----------    -----------    -----------    -----------

Partners' equity (deficit) - March 31, 2000 (unaudited) ................   $         0    $         0    $  (360,003)   $  (360,003)
                                                                           ===========    ===========    ===========    ===========

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                          2000          1999
                                                       ----------    ----------
                                                       (UNAUDITED)   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................   $  (15,595)   $   (1,827)
  Adjustments to reconcile net loss
   to cash (used in) provided by
    operating activities:
    Partnership's share of unconsolidated
      joint venture loss ...........................        6,489           567
    Minority interest's share of consolidated
      joint venture loss ...........................       (4,559)         (630)
    Increase in accrued and other liabilities ......        4,251        10,905
                                                       ----------    ----------

    Net cash (used in) provided by
      operating activities .........................       (9,414)        9,015
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan to affiliate ..............................            0        (9,600)
    Contributions from minority investor ...........       20,000             0
    Distributions to minority investor .............       (1,943)            0
                                                       ----------    ----------

    Net cash provided by (used in)
      financing activities .........................       18,057        (9,600)
                                                       ----------    ----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ...........................        8,643          (585)

CASH AND CASH EQUIVALENTS
   Beginning of period .............................        3,722           935
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS
   End of period ...................................   $   12,365    $      350
                                                       ==========    ==========

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)
                              ---------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

1.    ORGANIZATION

In April 1993, Sierra Pacific Development Fund III (the Partnership) created a general partnership (Sorrento I Partners (SIP)) with Sierra Mira Mesa Partners
(SMMP) to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Sorrento I property (the Property). In February 1994, the Partnership formed a joint venture with SMMP known as Sierra Vista Partners to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Vista property.

The Partnership Agreements of SIP and Sierra Vista Partners (the Agreements) were amended effective January 1, 1995 to consider both contributions and distributions when calculating each partners' percentage interest at January 1 of each year as called for by the Agreements. Accordingly, on January 1, 2000, the Partnership's interest in SIP was increased from 11.88% to 16.76% and the Partnership's interest in Sierra Vista Partners was decreased from 66.68% to 66.64% to reflect 1999 contributions and distributions.

In October 1997, the Sierra Vista property was sold for $5,630,000. The Partnership received cash proceeds of $2,141,000 from the sale and the purchaser assumed the Partnership's debt on the property. In accordance with the joint venture agreement, these proceeds were distributed to SMMP. Under the terms of the agreement, SMMP receives preferential cash distributions of available Distributable Funds (as defined) from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,000 to the Partnership through the sale date.

The Partnership's remaining real estate investment is a 16.76% minority interest in SIP. Because the Partnership owns less than 50% of this entity, it records its interest in SIP as an investment in an unconsolidated joint venture using the equity method of accounting.

Certain factors raise substantial doubt about the Partnership's ability to continue as a going concern. As shown in the financial statements, the Partnership has no operating assets and its only remaining real estate investment is its minority interest in SIP. The other partner in SIP, SMMP, will receive preferential distributions from SIP until its contributed capital is returned. The Partnership does not anticipate receiving any cash distributions from SIP in the near future. Management believes the Partnership will be able to obtain any cash needed to fund future overhead expenditures from related parties until such time as the Partnership engages in new activities or a decision is made to liquidate the Partnership.

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements (Unaudited)
Page two

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture at March 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1999.

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

SIP was formed on April 1, 1993 between the Partnership and SMMP, an affiliate, to develop and operate the Property, an industrial building located in San Diego, California. At March 31, 2000, the Partnership has a 16.76% equity interest in the Property. This investment is accounted for using the equity method.

Summarized income statement information for SIP for the three months ended March 31, 2000 and 1999 follows:

                                                    MARCH 31
                                              ---------------------
                                                2000        1999
                                              ---------   ---------
           Rental income                      $  70,909   $ 70,909
           Total revenue                         70,909     70,909
           Operating expenses                    40,255     29,841
           Net loss                              38,718      4,773


4.    PARTNERS' EQUITY (DEFICIT)

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

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
  Number      Description of Exhibit
-----------   -----------------------------
        27    Financial Data Schedule

(b)   Reports on Form 8-K

      A Form 8-K was filed in April 2000 reporting a change in the Partnership's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                           SIERRA PACIFIC DEVELOPMENT FUND III
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  MAY 10, 2000        /s/ THOMAS N. THURBER
       ------------        ----------------------------
                           Thomas N. Thurber
                           President and Director

Date:  MAY 10, 2000        /s/ G. ANTHONY EPPOLITO
       ------------        ----------------------------
                           G. Anthony Eppolito
                           Chief Accountant