Form 10-Q
period 2000-06-30
SIERRA PACIFIC DEVELOPMENT FUND III
filed 2000-08-15
CIK 747680

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                         June 30, 2000
                       ----------------------------------------------------
Commission file number                       0-14276
                       ----------------------------------------------------

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

         State of California                        33-0043953
--------------------------------------  -----------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                    Number)


     5850 San Felipe, Suite 450
           Houston, Texas                             77057
--------------------------------------  -----------------------------------
   (Address of principal executive                  (Zip Code)
              offices)

Registrant's telephone number,
including area code:                           (713) 706-6271
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

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Consolidated Balance Sheets - June 30, 2000 and December 31, 1999            4

Consolidated Statements of Operations - For the Six Months
Ended June 30, 2000 and for the Three Months Ended June 30,
2000 and 1999                                                                5

Consolidated Statements of Changes in Partners' Equity - For
the Year Ended December 31, 1999 and for the Six Months Ended
June 30, 2000                                                                6

Consolidated Statements of Cash Flows - For the Six Months
Ended June 30, 2000 and 1999                                                 7

Notes to Consolidated Financial Statements                                   8


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with Sierra Pacific Development Fund III's (the Partnership) Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 66.64% interest in the Sierra Vista Partnership which operated the Sierra Vista property (the Property). The Property was sold in October 1997. The Partnership's remaining real estate investment is a 16.76% minority interest in Sorrento I Partners (SIP), which operates the Sierra Sorrento I property. The Partnership records its interest in SIP as an investment in unconsolidated joint venture and accounts for such investment on the equity method.

(b)         RESULTS OF OPERATIONS

No income was recorded for the six months and three months ended June 30, 2000. The Partnership recorded other income of $11,907 during the first quarter of 1999 as a result of a refund associated with 1998 operations. No rental income has been generated since the sale of the Property in 1997.

Operating expenses for the six months ended June 30, 2000 decreased by $842, or 6%, when compared to the same period in the prior year. Operating expenses consisted primarily of accounting and auditing costs. The majority of these costs were incurred during the first quarter of each respective year.

The Partnership's share of loss from its investment in SIP was $7,341 for the six months ended June 30, 2000 compared to $682 for the same period in the prior year. This increase in loss was in large part due to higher interest expense associated with the refinance of the Sierra Sorrento I property in August 1999.

(c)        LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Partnership is in a liquid position with cash of $1,044 and no current liabilities.

The Partnership's primary capital requirements are for the continued development and operation of the Sierra Sorrento I property. It is anticipated that these requirements will be funded from the operations of the Property and the Partnership's joint venture partner, Sierra Mira Mesa Partners (SMMP). As required, SMMP either advances or contributes cash to meet these requirements. SMMP has adequate resources to make the necessary advances during the foreseeable future. During the six months ended June 30, 2000, the Partnership received net contributions of approximately $11,000 from SMMP. These proceeds were used to pay operating expenses incurred during the period.

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

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------


                                                                                           JUNE 30, 2000
                                                                                            (UNAUDITED)           DECEMBER 31, 1999
                                                                                          ------------------      ------------------
ASSETS

Cash and cash equivalents ..........................................................     $            1,044      $            3,722
                                                                                         ------------------      ------------------

Total Assets .......................................................................     $            1,044      $            3,722
                                                                                         ==================      ==================

LIABILITIES AND PARTNERS' EQUITY

Investment in unconsolidated
  joint venture ....................................................................     $          347,955      $          340,614
                                                                                         ------------------      ------------------

Total Liabilities ..................................................................                347,955                 340,614
                                                                                         ------------------      ------------------

Minority interest in consolidated
  joint venture ....................................................................                 13,991                   7,516
                                                                                         ------------------      ------------------

Partners' equity (deficit):
  General Partner ..................................................................               (360,902)               (344,408)
  Limited Partners:
    60,000 units authorized,
    36,521 issued and outstanding ..................................................                      0                       0
                                                                                         ------------------      ------------------

Total Partners' equity (deficit) ...................................................               (360,902)               (344,408)
                                                                                         ------------------      ------------------

Total Liabilities and Partners' equity .............................................     $            1,044      $            3,722
                                                                                         ==================      ==================

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
              AND FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                           SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                    -----------------------------     -----------------------------
                                                                        2000             1999             2000             1999
                                                                     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                                    ------------     ------------     ------------     ------------
REVENUES:
  Other income .................................................    $          0     $     11,907     $          0     $          0
                                                                    ------------     ------------     ------------     ------------

       Total revenues ..........................................               0           11,907                0                0
                                                                    ------------     ------------     ------------     ------------

EXPENSES:

  Operating expenses ...........................................          13,735           14,577               70              780
                                                                    ------------     ------------     ------------     ------------

       Total costs and expenses ................................          13,735           14,577               70              780
                                                                    ------------     ------------     ------------     ------------

LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE LOSS ...........................         (13,735)          (2,670)             (70)            (780)
                                                                    ------------     ------------     ------------     ------------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSS ..........................................          (7,341)            (682)            (852)            (115)
                                                                    ------------     ------------     ------------     ------------

LOSS BEFORE MINORITY INTEREST'S SHARE
   OF CONSOLIDATED JOINT VENTURE LOSS ..........................         (21,076)          (3,352)            (922)            (895)
                                                                    ------------     ------------     ------------     ------------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ..............................           4,582              890               23              260
                                                                    ------------     ------------     ------------     ------------

NET LOSS .......................................................    $    (16,494)    $     (2,462)    $       (899)    $       (635)
                                                                    ============     ============     ============     ============

Net loss per limited partnership unit ..........................    $          0     $          0     $          0     $          0
                                                                    ============     ============     ============     ============

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

--------------------------------------------------------------------------------

                                                                            LIMITED PARTNERS                               TOTAL
                                                                       ----------------------------      GENERAL         PARTNERS'
                                                                         PER UNIT         TOTAL          PARTNER          EQUITY
                                                                       ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units ................................................   $     250.00    $  9,222,500                    $  9,222,500
Underwriting commissions
  and other organization expenses ..................................         (37.00)     (1,364,985)                     (1,364,985)
Repurchase of 369 partnership units ................................          (0.18)        (85,005)                        (85,005)
Cumulative net income (loss)
  (to December 31, 1998) ...........................................        (201.63)     (7,363,663)   $   (315,520)     (7,679,183)
Cumulative distributions
  (to December 31, 1998) ...........................................         (11.19)       (408,847)        (21,522)       (430,369)
                                                                       ------------    ------------    ------------    ------------

Partners' equity (deficit) - January 1, 1999 .......................              0               0        (337,042)       (337,042)
Net loss ...........................................................              0               0          (7,366)         (7,366)
                                                                       ------------    ------------    ------------    ------------

Partners' equity (deficit) - January 1, 2000 (audited) .............              0               0        (344,408)       (344,408)
Net loss ...........................................................              0               0         (16,494)        (16,494)
                                                                       ------------    ------------    ------------    ------------

Partners' equity (deficit) - June 30, 2000 (unaudited) .............   $          0    $          0    $   (360,902)   $   (360,902)
                                                                       ============    ============    ============    ============

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                        2000           1999
                                                     (UNAUDITED)    (UNAUDITED)
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................... $   (16,494)   $    (2,462)
  Adjustments to reconcile net loss
  to cash used in operating activities:
    Partnership's share of unconsolidated
      joint venture loss ...........................       7,341            682
    Minority interest's share of consolidated
      joint venture loss ...........................      (4,582)          (890)
                                                     -----------    -----------

    Net cash used in operating activities ..........     (13,735)        (2,670)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan from affiliate ............................           0          2,400
    Contributions from minority investor ...........      20,000              0
    Distributions to minority investor .............      (8,943)             0
                                                     -----------    -----------

    Net cash provided by financing activities ......      11,057          2,400
                                                     -----------    -----------

NET DECREASE IN CASH
    AND CASH EQUIVALENTS ...........................      (2,678)          (270)

CASH AND CASH EQUIVALENTS
   Beginning of period .............................       3,722            935
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS
   End of period ................................... $     1,044    $       665
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

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements (Unaudited)
Page two

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture at June 30, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1999.

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

SIP was formed on April 1, 1993 between the Partnership and SMMP, an affiliate, to develop and operate the Property, an industrial building located in San Diego, California. At June 30, 2000, the Partnership has a 16.76% equity interest in SIP. This investment is accounted for using the equity method.

Summarized income statement information for SIP for the six months ended June 30, 2000 and 1999 follows:

                                                    June 30
                                              ---------------------
                                                2000       1999
                                              ---------------------
           Rental income                       $155,262   $141,818
           Total revenue                        155,262    141,818
           Operating expenses                    60,477     55,969
           Net loss                              43,804      5,737


4.    PARTNERS' EQUITY (DEFICIT)

Equity and net loss per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 36,521.

5.    PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the general partner, is in the process of developing a plan pursuant to which the property owned by SIP would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquirer would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquirer, which would be listed on a national securities exchange or the NASDAQ national market system.

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

                           SIERRA PACIFIC DEVELOPMENT FUND III
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  AUGUST 14, 2000     /s/ THOMAS N. THURBER
       ---------------     ----------------------------
                           Thomas N. Thurber
                           President and Director

Date:  AUGUST 14, 2000     /s/ G. ANTHONY EPPOLITO
       ---------------     ----------------------------
                           G. Anthony Eppolito
                           Chief Accountant