Form 10-Q
period 2000-09-30
SIERRA PACIFIC DEVELOPMENT FUND III
filed 2000-11-14
CIK 747680

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                      September 30, 2000
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

                                                                    PAGE
                                                                   NUMBER
                                                                 ----------
Consolidated Balance Sheets - September 30, 2000 and December        4
31, 1999

Consolidated Statements of Operations - For the Nine Months
Ended September 30, 2000 and for the Three Months Ended
September 30, 2000 and 1999                                          5

Consolidated Statements of Changes in Partners' Equity - For
the Year Ended December 31, 1999 and for the Nine Months Ended
September 30, 2000                                                   6

Consolidated Statements of Cash Flows - For the Nine Months
Ended September 30, 2000 and 1999                                    7

Notes to Consolidated Financial Statements                           8

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

(b)         RESULTS OF OPERATIONS

No income was recorded for the nine months and three months ended September 30, 2000. The Partnership recorded other income of $11,907 during the first quarter of 1999 as a result of a refund associated with 1998 operations. No rental income has been generated since the sale of the Property in 1997.

Operating expenses for the nine months ended September 30, 2000 decreased by $842, or 6%, when compared to the same period in 1999. Operating expenses consisted primarily of accounting and auditing costs. The majority of these costs were incurred during the first quarter of each respective year. No operating expenses were incurred for the three months ended September 30, 2000 and 1999.

The Partnership's share of loss from its investment in SIP was $13,305 for the nine months ended September 30, 2000 compared to $4,779 for the same period in 1999. This increase in loss was principally due to higher interest expense associated with the refinance of the Sierra Sorrento I property in August 1999.

(c)        LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary capital requirements are for the continued development and operation of the Sierra Sorrento I property. It is anticipated that these requirements will be funded from the operations of Sierra Sorrento I and the Partnership's joint venture partner, Sierra Mira Mesa Partners (SMMP). As required, SMMP either advances or contributes cash to meet these requirements. SMMP has adequate resources to make the necessary advances during the foreseeable future. During the nine months ended September 30, 2000, the Partnership received net contributions of approximately $11,000 from SMMP. These proceeds were used to pay operating expenses incurred during the period.

Certain factors raise substantial doubt about the Partnership's ability to continue as a going concern. As shown in the financial statements, the Partnership has no operating assets and its only remaining real estate investment is its minority interest in SIP. The other partner in SIP, SMMP, will receive preferential distributions from SIP until its contributed capital is returned. The Partnership does not anticipate receiving any cash distributions from SIP in the near future. Management believes the Partnership will be able to obtain any cash needed to fund future overhead expenditures from related parties until such time as the Partnership engages in new activities or a decision is made to liquidate the Partnership. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                                                       SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                                                          (UNAUDITED)
                                                                                      --------------------     --------------------
ASSETS

Cash and cash equivalents ........................................................    $              1,044     $              3,722
                                                                                      --------------------     --------------------

Total Assets .....................................................................    $              1,044     $              3,722
                                                                                      ====================     ====================


LIABILITIES AND PARTNERS' EQUITY

Investment in unconsolidated
  joint venture ..................................................................    $            353,919     $            340,614
                                                                                      --------------------     --------------------

Total Liabilities ................................................................                 353,919                  340,614
                                                                                      --------------------     --------------------

Minority interest in consolidated
  joint venture ..................................................................                  13,991                    7,516
                                                                                      --------------------     --------------------

Partners' equity (deficit):
  General Partner ................................................................                (366,866)                (344,408)
  Limited Partners:
    60,000 units authorized,
    36,521 issued and outstanding ................................................                       0                        0
                                                                                      --------------------     --------------------

Total Partners' equity (deficit) .................................................                (366,866)                (344,408)
                                                                                      --------------------     --------------------

Total Liabilities and Partners' equity ...........................................    $              1,044     $              3,722
                                                                                      ====================     ====================

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
           AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                    NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                           ----------------------------------    ----------------------------------
                                                                2000               1999               2000               1999
                                                             (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                                           ---------------    ---------------    ---------------    ---------------
REVENUES:
  Other income .........................................   $             0    $        11,907    $             0    $             0
                                                           ---------------    ---------------    ---------------    ---------------

       Total revenues ..................................                 0             11,907                  0                  0
                                                           ---------------    ---------------    ---------------    ---------------

EXPENSES:
  Operating expenses ...................................            13,735             14,577                  0                  0
                                                           ---------------    ---------------    ---------------    ---------------

       Total costs and expenses ........................            13,735             14,577                  0                  0
                                                           ---------------    ---------------    ---------------    ---------------

LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE LOSS ...................           (13,735)            (2,670)                 0                  0
                                                           ---------------    ---------------    ---------------    ---------------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSS ..................................           (13,305)            (4,779)            (5,964)            (4,097)
                                                           ---------------    ---------------    ---------------    ---------------

LOSS BEFORE MINORITY INTEREST'S SHARE
   OF CONSOLIDATED JOINT VENTURE LOSS ..................           (27,040)            (7,449)            (5,964)            (4,097)
                                                           ---------------    ---------------    ---------------    ---------------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ......................             4,582                890                  0                  0
                                                           ---------------    ---------------    ---------------    ---------------

NET LOSS ...............................................   $       (22,458)   $        (6,559)   $        (5,964)   $        (4,097)
                                                           ===============    ===============    ===============    ===============

Net loss per limited partnership unit ..................   $             0    $             0    $             0    $             0
                                                           ===============    ===============    ===============    ===============

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

--------------------------------------------------------------------------------

                                                                            LIMITED PARTNERS                               TOTAL
                                                                       ----------------------------      GENERAL         PARTNERS'
                                                                         PER UNIT         TOTAL          PARTNER          EQUITY
                                                                       ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units ................................................   $     250.00    $  9,222,500                    $  9,222,500
Underwriting commissions
  and other organization expenses ..................................         (37.00)     (1,364,985)                     (1,364,985)
Repurchase of 369 partnership units ................................          (0.18)        (85,005)                        (85,005)
Cumulative net income (loss)
  (to December 31, 1998) ...........................................        (201.63)     (7,363,663)   $   (315,520)     (7,679,183)
Cumulative distributions
  (to December 31, 1998) ...........................................         (11.19)       (408,847)        (21,522)       (430,369)
                                                                       ------------    ------------    ------------    ------------

Partners' equity (deficit) - January 1, 1999 .......................              0               0        (337,042)       (337,042)
Net loss ...........................................................              0               0          (7,366)         (7,366)
                                                                       ------------    ------------    ------------    ------------

Partners' equity (deficit) - January 1, 2000 (audited) .............              0               0        (344,408)       (344,408)
Net loss ...........................................................              0               0         (22,458)        (22,458)
                                                                       ------------    ------------    ------------    ------------

Partners' equity (deficit) - September 30, 2000 (unaudited) ........   $          0    $          0    $   (366,866)   $   (366,866)
                                                                       ============    ============    ============    ============

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                    2000                 1999
                                                                                                 (UNAUDITED)          (UNAUDITED)
                                                                                               ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................................................     $       (22,458)     $        (6,559)
  Adjustments to reconcile net loss
  to cash used in operating activities:
    Partnership's share of unconsolidated
      joint venture loss .................................................................              13,305                4,779
    Minority interest's share of consolidated
      joint venture loss .................................................................              (4,582)                (890)
                                                                                               ---------------      ---------------

    Net cash used in operating activities ................................................             (13,735)              (2,670)
                                                                                               ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan from affiliate ..................................................................                   0                2,400
    Contributions from minority investor .................................................              20,000                    0
    Distributions to minority investor ...................................................              (8,943)                   0
                                                                                               ---------------      ---------------

    Net cash provided by financing activities ............................................              11,057                2,400
                                                                                               ---------------      ---------------

NET DECREASE IN CASH
    AND CASH EQUIVALENTS .................................................................              (2,678)                (270)

CASH AND CASH EQUIVALENTS
   Beginning of period ...................................................................               3,722                  935
                                                                                               ---------------      ---------------

CASH AND CASH EQUIVALENTS
   End of period .........................................................................     $         1,044      $           665
                                                                                               ===============      ===============

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
    ------------------------------------------------------------------------

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

The Partnership Agreements of SIP and Sierra Vista Partners (the Agreements) were amended effective January 1, 1995 to consider both contributions and distributions when calculating each partner's percentage interest at January 1 of each year as called for by the Agreements. Accordingly, on January 1, 2000, the Partnership's interest in SIP was increased from 11.88% to 16.76% and the Partnership's interest in Sierra Vista Partners was decreased from 66.68% to 66.64% to reflect 1999 contributions and distributions.

In October 1997, the Sierra Vista property was sold for $5,630,000. The Partnership received cash proceeds of $2,141,000 from the sale, and the purchaser assumed the Partnership's debt on the property. In accordance with the joint-venture agreement, these proceeds were distributed to SMMP. Under the terms of the agreement, SMMP receives preferential cash distributions of available Distributable Funds (as defined) from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,000 to the Partnership through the sale date.

The Partnership's remaining real estate investment is a 16.76% minority interest in SIP. Because the Partnership owns less than 50% of this entity, it records its interest in SIP as an investment in an unconsolidated joint venture using the equity method of accounting.

Certain factors raise substantial doubt about the Partnership's ability to continue as a going concern. As shown in the financial statements, the Partnership has no operating assets and its only remaining real estate investment is its minority interest in SIP. The other partner in SIP, SMMP, will receive preferential distributions from SIP until its contributed capital is returned. The Partnership does not anticipate receiving any cash distributions from SIP in the near future. Management believes the Partnership will be able to obtain any cash needed to fund future overhead expenditures from related parties until such time as the Partnership engages in new activities or a decision is made to liquidate the Partnership. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements (Unaudited)
Page two

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority-owned joint venture as of September 30, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments necessary for a fair presentation of its financial position at September 30, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1999.

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

SIP was formed on April 1, 1993 between the Partnership and SMMP, an affiliate, to develop and operate the Sierra Sorrento I property, an industrial building located in San Diego, California. At September 30, 2000, the Partnership has a 16.76% equity interest in SIP. This investment is accounted for using the equity method.

Summarized income statement information for SIP for the nine months ended September 30, 2000 and 1999 is as follows:

                                                  SEPTEMBER 30
                                              ---------------------
                                                 2000       1999
                                              ---------   ---------
           Rental income                       $211,335   $212,727
           Total revenue                        211,335    212,727
           Operating expenses                    82,472     74,261
           Net loss                              79,385     41,077


4.    PARTNERS' EQUITY (DEFICIT)

Equity and net loss per limited partnership unit is determined by dividing the limited partner's share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 36,521.

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements (Unaudited)
Page three

5.    PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the general partner, is continuing the development of a plan which will combine the property owned by SIP with properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquirer would qualify as a real estate investment trust. Limited partners would receive shares of common stock from the acquirer, which would be listed on a national securities exchange. The transaction is subject to the approval of the limited partners of the Partnership and portions of the other partnerships. CGS's management filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission.

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



                           SIERRA PACIFIC DEVELOPMENT FUND III
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  NOVEMBER 14, 2000   /s/ THOMAS N. THURBER
                           ----------------------------
                           Thomas N. Thurber
                           President and Director

Date:  NOVEMBER 14, 2000   /s/ G. ANTHONY EPPOLITO
                           ----------------------------
                           G. Anthony Eppolito
                           Chief Accountant