Form 10-K
period 2000-12-31
SIERRA PACIFIC DEVELOPMENT FUND III
filed 2001-04-03
CIK 747680

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000      Commission file number: 0-14276

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A California Limited Partnership)
                        --------------------------------

              State of California                              33-0043953
------------------------------------------------          ----------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                 organization)                            Identification Number)

           5850 San Felipe, Suite 450
                 Houston, Texas                                   77057
------------------------------------------------          ----------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (713) 706-6271

--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------

            None                                         None

           Securities registered pursuant to Section 12(g) of the Act:

                        60,000 Limited Partnership Units

                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Limited Partners for the Year Ended December 31, 2000 is incorporated by reference into Parts II and III

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

In April 1993, the Partnership created a California general partnership, Sorrento I Partners ("SIP"), with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Sorrento I property. The Partnership contributed the Sierra Sorrento I property and related debt; and SMMP contributed cash. Through December 31, 1999, SMMP's net cash contributions were $1,557,370 which resulted in a 83.24% interest in SIP. SMMP made additional contributions of $89,160 and received distributions of $284,284 in 2000. SMMP primary use of the net distributions was to provide its joint venture partners with an additional source of capital. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted each year on January 1 during the term of Sorrento I Partners, beginning January 1, 1995 and ending December 31, 2013 unless terminated sooner, based upon the relative net contributions and distributions since inception through the preceding December 31. Accordingly, as of January 1, 2001, the Partnership's interest in Sorrento I Partners will be increased to 18.72%, and SMMP's interest will be reduced to 81.28%. Because the Partnership owns less than 50% of the Sierra Sorrento I property and does not exert control over such property, it records its interest in Sorrento I Partners as an investment in an unconsolidated joint venture using the equity method of accounting. Thus, the Sierra Sorrento I property is not reflected as an asset on the Partnership's balance sheet nor is the debt on the property reflected in the balance sheet.

In February 1994, the Partnership formed a joint venture with SMMP known as Sierra Vista Partners ("SVP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Vista property. Through December 31, 1999, SMMP had contributed net cash of $1,326,848, which resulted in a 33.36% interest in SVP. SMMP made additional contributions of $20,000, and received distributions of $8,943 in 2000. The net contributions received from SMMP were used to assist with administrative expenses, as SVP has no source of revenue. The percentage interests of the Partnership and SMMP are to be adjusted each year on January 1 during the term of SVP, beginning January 1, 1995 and ending December 31, 2013 unless terminated sooner, based upon the relative net contributions and distributions since inception through the preceding December
31. Accordingly, as of January 1, 2001 the Partnership's interest in SVP will be decreased to 66.45%, and SMMP's interest will be increased to 33.55%.

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

At December 31, 2000, the Partnership's remaining real estate investment was a 16.76% minority interest in SIP.

Audited financial statements of Sorrento I Partners are included in the Annual Report to the Limited Partners attached as an Exhibit.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owned and operated Sierra Vista, an industrial/office project in Anaheim, California. The Sierra Vista property was sold in October 1997. During the year ended and as of December 31, 2000, the Partnership had a 16.76% interest in an industrial property known as Sorrento I in San Diego, California through a California general partnership with Sierra Mira Mesa Partners.

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

Operations of the Partnership through 2000 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital and providing distributable cash flow partially sheltered from Federal income tax. As discussed above, the Partnership sold the Sierra Vista property in October 1997. As of December 31, 2000, the Partnership had paid cash distributions of $11.19 for each $250 unit investment and remaining partners' equity (deficit) was computed at $0 per unit. Thus, if the Partnership were to be liquidated at the end of 2000 at book value, each $250 investment would have returned a total of $11.19.

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the general partner, is continuing the development of a plan which will combine the property owned by Sorrento I Partners with properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquirer, American Spectrum Realty, Inc. ("ASR"), would qualify as a real estate investment trust. Limited partners would receive shares of common stock from ASR, which would be listed on a national securities exchange. The transaction is subject to the approval of the limited partners of the Partnerships. ASR filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission. The Registration Statement was amended February 14, 2001.

ITEM 2. PROPERTIES

As stated in Item 1 the Partnership sold the Sierra Vista property in October 1997. During the year ended and as of December 31, 2000, the Partnership had a 16.76% interest in an industrial property known as Sorrento I in San Diego, California through a California general partnership with Sierra Mira Mesa Partners. See Item 1. Business for discussion of percentage ownership changes.

Sorrento I, an industrial building, contains 43,100 square feet of rentable space. Since 1996, one tenant has leased 100% of the rentable square feet of Sorrento I. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. The effective annual rent per square foot at December 31, 2000 is $6.58. The tenant's principal business is research and development in the communications sector.

                              Depreciable Property

                        Sorrento I, San Diego, California
                   Office Building - Income-Producing Property

                                                               Tenant
                                  Land        Buildings     Improvements      Total
Historical Cost & Tax Basis   $ 1,305,518    $ 1,347,961    $   329,299    $ 2,982,778

Accumulated Depreciation                        (632,721)      (211,530)      (844,251)
                              ---------------------------------------------------------

Net Carrying Value            $ 1,305,518    $   715,240    $   117,769    $ 2,138,527
                              =========================================================

Depreciation Method           Not Applicable    Straight-line     Straight-line
Depreciable Life              Not Applicable    10-30 Years       7-10 years

Real Estate Taxes       The real estate tax obligation for the year ended
                        December 31, 2000 was approximately 1.12% of the assessed value or $30,253, which was the obligation of the tenant.

Insurance               In the opinion of management, the property is adequately
                        covered by insurance.

Encumbrances            SIP had a $750,000 note payable to CGS, which was
                        modified on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points. The note was amortized over a 210-month term with payments of $6,048 per month, principal and interest inclusive, until maturity in March 2015.

                        In August 1999, the CGS note with a principal balance of $607,693 was paid. On the same date, SIP entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500. Capitalized loan costs paid to Finova Realty Capital, Inc were $48,557. This loan, which is secured by the Sorrento I property, bears interest at 8.75% per annum. Principal and interest payments of $12,882 are due and payable monthly until the loan matures in September 2009. The note balance as of December 31, 2000 was $1,625,540.

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 2000, the number of security holders is as follows:

                                     Number          Number of
                                    of Units       Record Holders
                                    --------       --------------

            Limited Partners          36,521                  842
                                      ======                  ===

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

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 2000, the Partnership owned a 66.64% interest in Sierra Vista Partners, which operated the Sierra Vista property, which was sold in October 1997. In addition, the Partnership held a 16.76% interest in Sorrento I Partners ("SIP"), which operates the Sorrento I property.

Results of Operations:

Comparison of year ended December 31, 2000 to year ended December 31, 1999.

No rental income has been generated since the sale of the property in 1997. The Partnership recorded other income of approximately $15,000 in 1999 as a result of refunds associated with 1998 operations. Total operating expenses decreased by approximately $1,000, or 7%, principally due to higher professional fees incurred in 1999. Total operating expenses for the year ended December 31, 2000 primarily consisted of accounting and auditing costs.

The Partnership's remaining real estate investment is a 16.76% minority interest in the Sorrento I property. The Partnership's share of loss from its investment in SIP was approximately $17,000 for the year ended December 31, 2000 compared to approximately $8,000 for the year ended December 31, 1999. This increase in loss was principally due to higher interest expense associated with the refinance of the Sorrento I property in August 1999. In accordance with the Sorrento I partnership agreement, the Partnership's share of loss was allocated in proportion to its ownership interest for the years ended December 31, 1999 and 2000.

Comparison of year ended December 31, 1999 to year ended December 31, 1998.

No rental income was recorded for the years ended December 31, 1999 and 1998 due to the sale of the Property in 1997. Other income of approximately $15,000 was recorded in 1999 principally as a result of refunds associated with prior year operations. In 1998, the Partnership received approximately $94,000 associated with an adjustment to the refinancing of the debt on the Sierra Vista property that took place prior to the sale of the property in 1997. This amount was recorded as other income. Operating expenses for the year ended December 31, 1999 were approximately $15,000, which consisted primarily of accounting and auditing costs. In 1998, operating expenses amounted to approximately $37,000.

The Partnership's share of (loss) income from its investment in SIP was approximately $(8,000) for the year ended December 31, 1999 compared to approximately $1,000 for the year ended December 31, 1998. In accordance with the Sorrento I partnership agreement, the Partnership's share of loss was allocated in proportion to its 11.88% ownership interest in 1999.

Liquidity and Capital Resouces:

The Partnership received net cash proceeds of $2,141,000 from the sale of the property in 1997. In accordance with the Sierra Vista Partners joint venture agreement, these proceeds were distributed to SMMP. Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,000 to the Partnership through the sale date.

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

The Partnership's primary capital requirements will be for the continued development and operation of the Sorrento I property. It is anticipated that these requirements will be funded from the operations of the property and the Partnership's joint venture partner, SMMP. As required, SMMP advances or contributes cash to meet SIP's requirements. SMMP has adequate resources to make the necessary advances during the foreseeable future. In 2000, the Partnership received net contributions of $11,000 from SMMP. These proceeds were used to pay operating expenses incurred during the year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' reports are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

      1.    Reports of Independent Public Accountants

      2.    Consolidated Balance Sheets - December 31, 2000 and 1999

      3. Consolidated Statements of Operations - for the years ended December 31, 2000, 1999 and 1998

      4. Consolidated Statements of Changes in Partners' Equity (Deficit) - for the years ended December 31, 2000, 1999 and 1998

      5. Consolidated Statements of Cash Flows - for the years ended December 31, 2000, 1999 and 1998

      6.    Notes to Consolidated Financial Statements

      7. Balance Sheets of Sorrento I Partners as of December 31, 2000 and 1999 and Statements of Operations, Changes in Partners' Equity (Deficit) and Cash Flows for each of the three years in the period ended December 31, 2000 and Independent Auditors' Report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 11, 2000, the Partnership dismissed Deloitte & Touche LLP ("D&T") as its independent auditors. The reports of D&T on the Partnership's financial statements of the fiscal years ended December 31, 1999 and 1998 did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The Partnership's managing general partner approved the decision to change accountants. During the Partnership's two most recent fiscal years and subsequent interim periods, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of D&T would have caused it to make reference to such disagreement in its reports.

The Partnership engaged Arthur Andersen LLP ("AA") to act as its independent public accountants, effective April 11, 2000. During the two most recent fiscal years and subsequent interim periods, the Partnership has not consulted AA on items which (1) involved the application of accounting principles to a specified transaction, either completed or proposed, or involved the type of audit opinion that might be rendered on the Partnership's financial statements, or (2) concerned the subject matter of a disagreement or a reportable event with the Partnership's former accountant.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Sierra Pacific Development Fund III ("the Registrant") is a California Limited Partnership and has no officers or directors.

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

The executive officers and directors of S-P Properties, Inc. are:

                                                                  Approximate
Name                      Position                       Age      time in office
----                      --------                       ---      --------------

Thomas N. Thurber         President and Director         50          6 years

Gregory J. Nooney, Jr.    Vice President                 69          3 years

Patricia A. Nooney        Vice President                 44          3 years

William J. Carden         Assistant Secretary/Treasurer
                          and Director                   56          6 years

Morris S. Cohen           Director                       63          2 years

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

Gregory J. Nooney, Jr. - Vice President, S-P Properties, Inc. Mr. Nooney also has served as Chairman of the Board and Chief Executive Office of Brooklyn Street Properties, Inc. since May 1983. He joined Brooklyn Street Properties, Inc. in 1954 and served as President from 1969 to May 1983. Brooklyn Street Properties, Inc., which was founded in 1945, is a real estate investment company. In addition, Mr. Nooney was chairman and Chief Executive Officer of Nooney Realty Trust, Inc. from 1984 through February 1998 and then served as Vice Chairman from February 1998 through November 1999. Mr. Nooney is currently Chairman of Coldwell Banker Commercial American Spectrum.

Patricia A. Nooney - Vice President, S-P Properties, Inc. Ms. Nooney is President of Coldwell Banker Commercial American Spectrum, a wholly-owned subsidiary of CGS Real Estate Company, Inc. She joined Brooklyn Street Properties, Inc., in 1981 and has served as an officer since 1985. From 1990 to November 1999, Ms. Nooney was President and Secretary of Nooney Realty Trust, Inc.

William J. Carden - Assistant Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Carden is the founder and President of CGS Real Estate Company, Inc., which owns over one million square feet of commercial real estate. He founded DVM Properties, Inc. in 1974 which concentrated on rehabilitation of retail, office, industrial, and commercial real estate. Mr. Carden is a former Director of Bay Financial, a New York Stock Exchange company and currently serves as a director of Property Secured Investments, Inc. and IDM Corporation.

Morris S. Cohen - Director, S-P Properties, Inc. Mr. Cohen's extensive real estate background includes negotiation of joint venture partnerships for property acquisitions, production of syndication packages and direct responsibilities for operations, finance, sales, leasing and property management. Mr. Cohen was a senior level officer with major public and privately held real estate companies and served as President of IDM Participating Income Corporation from April 1995 to October 1996. Mr. Cohen is a graduate of Queens College.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgements or injunctions material to the evaluation of the ability and integrity of any director during the past five years.

SUMMARY OF 2000 AUDIT FIRM FEES

During 2000, the Partnership engaged Andersen as its principal auditors to provide audit services. Audit fees of $30,184 represent services provided in connection with the audit of the Partnership's consolidated and subsidiary financial statements for the year ended December 31, 2000 and review of interim financial information included in the Partnership's quarterly reports on Form 10-Q during the year.

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

      None

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

                                             SIERRA PACIFIC DEVELOPMENT FUND III
                                             a California Limited Partnership
                                             S-P PROPERTIES, INC.
                                             General Partner


Date: April 3, 2001                          /s/Thomas N. Thurber
      -----------------------------------    ----------------------------------
                                             Thomas N. Thurber
                                             President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 3, 2001                          /s/Thomas N. Thurber
      -----------------------------------    -----------------------------------
                                             Thomas N. Thurber
                                             President and Director
                                             S-P Properties, Inc.


Date: April 3, 2001                          /s/William J. Carden
      -----------------------------------    -----------------------------------
                                             William J. Carden
                                             Assistant Secretary/Treasurer and
                                             Director
                                             S-P Properties, Inc.


Date: April 3, 2001                          /s/G. Anthony Eppolito
      -----------------------------------    -----------------------------------
                                             G. Anthony Eppolito
                                             Chief Accountant
                                             S-P Properties, Inc.

                       SIERRA PACIFIC DEVELOPMENT FUND III
                       (A California Limited Partnership)

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 2000, 1999, 1998, 1997, and 1996

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 2000 have been derived from the audited consolidated financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

--------------------------------------------------------------------------------

                                       2000         1999         1998         1997            1996
                                    ---------    ---------    ---------    -----------    -----------
REVENUES                            $       0    $  15,139    $  93,656    $   558,724    $   735,569
OPERATING EXPENSES:
  Total                                13,679       14,752       37,044        952,104      1,061,188
  Per dollar of revenues                    0         0.97         0.40           1.70           1.44
INTEREST EXPENSE:
  Total                                     0            0            0        299,404        264,206
  Per dollar of revenues                    0            0            0           0.54           0.36
NET (LOSS) INCOME  FROM
  CONTINUING OPERATIONS:
  Total                               (25,815)      (7,366)      37,625       (871,354)      (470,012)
  General Partner                     (25,815)      (7,366)      37,625       (374,667)             0
  Limited Partners                          0            0            0       (496,687)      (470,012)
  Per unit (1)                              0            0            0         (13.60)        (12.87)
CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                (13,679)         387       58,089       (508,265)      (162,872)
CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                     0            0            0      1,746,014       (499,590)
CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                11,057        2,400      (71,756)    (1,320,586)       743,730
TOTAL ASSETS                            1,100        3,722          935         20,739      6,271,935
PARTNERS' EQUITY (DEFICIT):
  Total                              (370,223)    (344,408)    (337,042)      (374,667)       496,687
  General Partner                    (370,223)    (344,408)    (337,042)      (374,667)             0
  Limited Partners                          0            0            0              0        496,687
LIMITED PARTNERS' EQUITY -
  PER UNIT (1)                              0            0            0              0          13.60
INCOME-PRODUCING PROPERTIES:
  Number                                    0            0            0              0              1
  Cost                                      0            0            0              0     10,229,216
  Less: Accumulated depreciation            0            0            0              0     (2,801,334)
        Valuation allowance                 0            0            0              0     (1,600,000)
  Net book value                            0            0            0              0      5,827,882
INVESTMENT IN UNCONSOLIDATED
  JOINT VENTURE                      (357,312)    (340,614)    (332,996)      (333,783)      (341,689)
NOTE PAYABLE - Related to income-
  producing property                        0            0            0              0      3,410,795
MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURE                        14,011        7,516        4,981         56,963      1,797,208
DISTRIBUTIONS PER UNIT (1)                  0            0            0              0              0

(1) The net (loss) income, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 36,521 in all years. The cumulative cash distributions per limited partnership unit from inception to December 31, 2000 equal $11.19.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Sierra Pacific Development Fund III

We have audited the accompanying consolidated balance sheet of Sierra Pacific Development Fund III, a California limited partnership, and subsidiary (the "Partnership") as of December 31, 2000, and the related consolidated statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund III and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Development Fund III

We have audited the accompanying consolidated balance sheet of Sierra Pacific Development Fund III, a California limited partnership, (the "Partnership") as of December 31, 1999 and the related consolidated statements of operations, changes in partners' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund III as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

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


DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

               SIERRA PACIFIC DEVELOPMENT FUND III AND SUBSIDIARY
                       (A California Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                       December 31, December 31,
                                                           2000          1999
                                                        ---------     ---------

ASSETS

Cash and cash equivalents                               $   1,100     $   3,722
                                                        ---------     ---------

Total Assets                                            $   1,100     $   3,722
                                                        =========     =========

LIABILITIES AND PARTNERS' (DEFICIT)

Investment in unconsolidated
  joint venture (Notes 1 and 4)                         $ 357,312       340,614
                                                        ---------     ---------

Total Liabilities                                         357,312       340,614
                                                        ---------     ---------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

Minority interest in consolidated
   joint venture (Note 3)                                  14,011         7,516
                                                        ---------     ---------

Partners' (deficit) (Notes 1 and 5):
  General Partner                                        (370,223)     (344,408)
  Limited Partners:
    60,000 units authorized,
    36,521 issued and
    outstanding                                                 0             0
                                                        ---------     ---------

Total Partners' (deficit)                                (370,223)     (344,408)
                                                        ---------     ---------

Total Liabilities and Partners' deficit                 $   1,100     $   3,722
                                                        =========     =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

               SIERRA PACIFIC DEVELOPMENT FUND III AND SUBSIDIARY
                       (A California Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                 2000        1999        1998
                                               --------    --------    --------

REVENUES:
  Other income (Note 3)                        $      0    $ 15,139    $ 93,656
                                               --------    --------    --------

                  Total revenues                      0      15,139      93,656
                                               --------    --------    --------

EXPENSES:
Operating expenses:
  Legal and accounting                           13,679      14,651      16,818
  General and administrative                          0         101      20,226
                                               --------    --------    --------

        Total operating expenses                 13,679      14,752      37,044
                                               --------    --------    --------

(LOSS) INCOME BEFORE PARTNERSHIP'S SHARE
   OF UNCONSOLIDATED JOINT VENTURE
   (LOSS) INCOME                                (13,679)        387      56,612
                                               --------    --------    --------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE (LOSS) INCOME                  (16,698)     (7,618)        787

(LOSS) INCOME BEFORE MINORITY INTEREST'S
  SHARE OF CONSOLIDATED JOINT VENTURE
  LOSS (INCOME)                                 (30,377)     (7,231)     57,399
                                               --------    --------    --------

MINORITY INTEREST'S SHARE OF CONSOLIDATED
  JOINT VENTURE LOSS (INCOME) (Note 3)            4,562        (135)    (19,774)
                                               --------    --------    --------

NET (LOSS) INCOME                              $(25,815)   $ (7,366)   $ 37,625
                                               ========    ========    ========

Net (loss) income per limited partnership
unit (Note 1)                                  $      0    $      0    $      0
                                               ========    ========    ========

                   The accompanying notes are an integral part of these consolidated financial statements.

               SIERRA PACIFIC DEVELOPMENT FUND III AND SUBSIDIARY
                       (A California Limited Partnership)

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT)
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                            Limited Partners                     Total
                                          ---------------------    General     Partners'
                                          Per Unit      Total      Partner      Equity
                                          ---------   ---------   ---------    ---------
Partners' (deficit) - January 1, 1998     $       0   $       0   $(374,667)   $(374,667)
Net income                                        0           0      37,625       37,625
                                          ---------   ---------   ---------    ---------

Partners' (deficit) - December 31, 1998           0           0    (337,042)    (337,042)
Net loss                                          0           0      (7,366)      (7,366)
                                          ---------   ---------   ---------    ---------

Partners' (deficit) - December 31, 1999           0           0    (344,408)    (344,408)
Net loss                                          0           0     (25,815)     (25,815)
                                          ---------   ---------   ---------    ---------

Partners' (deficit) - December 31, 2000   $       0   $       0   $(370,223)   $(370,223)
                                          =========   =========   =========    =========

                   The accompanying notes are an integral part of these consolidated financial statements.

               SIERRA PACIFIC DEVELOPMENT FUND III AND SUBSIDIARY
                       (A California Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                           2000         1999         1998
                                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                     $ (25,815)   $  (7,366)   $  37,625
  Adjustments to reconcile net (loss) income
  to cash (used in) provided by operating activities:
    Partnership's share of unconsolidated
      joint venture loss (income)                          16,698        7,618         (787)
    Minority interest's share of consolidated
      joint venture (loss) income                          (4,562)         135       19,774
    Decrease in other receivables                               0            0        6,137
    Decrease in accrued and other liabilities                   0            0       (4,660)
                                                        ---------    ---------    ---------

  Net cash (used in) provided by operating activities     (13,679)         387       58,089
                                                        ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from minority investor                     20,000       16,400       36,900
  Distributions to minority investor                       (8,943)     (14,000)    (108,656)
                                                        ---------    ---------    ---------

  Net cash provided by (used in) financing activities      11,057        2,400      (71,756)
                                                        ---------    ---------    ---------

NET (DECREASE) INCREASE IN
   CASH AND CASH EQUIVALENTS                               (2,622)       2,787      (13,667)

CASH AND CASH EQUIVALENTS - Beginning of  year              3,722          935       14,602
                                                        ---------    ---------    ---------

CASH AND CASH EQUIVALENTS - End of year                 $   1,100    $   3,722    $     935
                                                        =========    =========    =========

                   The accompanying notes are an integral part of these consolidated financial statements.

               SIERRA PACIFIC DEVELOPMENT FUND III AND SUBSIDIARY
                       (A California Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

In April 1993, the Partnership created a California general partnership Sorrento I Partners ("SIP") with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Sorrento I property. SIP is an unconsolidated joint venture of the Partnership. In February 1994, the Partnership formed a California general partnership with SMMP known as Sierra Vista Partners ("SVP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Vista property. The Partnership contributed the properties and SMMP contributed cash to these newly formed partnerships. SMMP has made additional contributions each year to these partnerships since inception.

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

Going Concern Considerations

Certain factors raise substantial doubt about the Partnership's ability to continue as a going concern. As shown in the financial statements, the Partnership has no operating assets and its only remaining real estate investments is its minority interest in SIP. The other partner in SIP, SMMP, will receive preferential distributions from SIP until its contributed capital is returned. The Partnership does not anticipate receiving any cash distributions from SIP in the near future. Management believes the Partnership will be able to obtain any cash needed to fund future overhead expenditures from related parties until such time as the Partnership engages in new activities or a decision is made to liquidate the Partnership. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

The Partnership has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management anticipates the operations of the Partnership will not require significant amounts of cash in the future and any cash requirements of SIP will be funded by SMMP. Management believes the Partnership will be able to obtain any cash needed to fund future overhead expenditures from related parties until such time as the Partnership engages in new activities or a decision is made to liquidate the Partnership. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page two

Basis of Financial Statements

The consolidated financial statements include the accounts of the Partnership and Sierra Vista Partners, a majority owned joint venture as of December 31, 2000 (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

The Partnership maintains its books and prepares its financial statements in accordance with accounting principles generally accepted in the United States. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with accounting principles generally accepted in the Untied States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash include highly liquid, short-term investments with original maturities of three months or less.

Investment in Unconsolidated Joint Venture

The investment in the unconsolidated joint venture is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

Rental Income

Rental income is recognized on a straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standard No. 13, "Accounting for Leases."

The Partnership periodically reviews its outstanding receivables for uncollectibility and provides a provision for bad debts for those accounts it believes it may not collect in full.

Calculation of Equity (Deficit) and Net Income (Loss) Per Limited Partnership
Unit

Equity (deficit) and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by 36,521, the number of limited partnership units outstanding for all periods.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership has evaluated SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. The Partnership believes the adoption of SFAS No. 133 will not have a material effect on its financial statements.

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page three

2. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

No such transactions were incurred for the years ended December 31, 2000, 1999, 1998.

3. INCOME-PRODUCING PROPERTIES

On April 1, 1993, the Sierra Sorrento I property was transferred to a joint venture called SIP (Note 4). The historical cost basis of the property and related assets at the date of transfer was $2,662,877 and the outstanding balance of the related debt was $2,986,024 with accrued interest of $22,824.

On February 1, 1994, the Partnership formed a joint venture with SMMP, an affiliate. The joint venture, known as SVP, was formed as a California general partnership to develop and operate the Sierra Vista property. The Partnership received an 81.5% equity interest for its contribution of Sierra Vista. Such interest was computed based upon the Partnership's contribution relative to the estimated fair value of SVP's net assets at the date of formation of the joint venture. SMMP was allocated an 18.5% initial equity interest in SVP in exchange for its $600,000 cash contribution ($1,396,203, net, through December 31, 1997). SMMP made additional cash contributions of $36,900, $16,400, and $20,000 and received distributions of $108,656, $14,000 and $8,943 during 1998, 1999 and 2000, respectively. The percentage interests of the Partnership and SMMP are to be adjusted every January 1 during the term of SVP, beginning January 1, 1995 and ending December 31, 2013 unless terminated sooner, based upon net contributions made through the preceding December 31. Accordingly, as of January 1, 1998, 1999 and 2000, the Partnership's interest in SVP was changed to 65.49%, 66.68% and 66.64%, respectively, and SMMP's interest was changed to 34.51%, 33.32%, and 33.36%, respectively. On January 1, 2001, the Partnership's interest in SVP will be decreased to 66.45% and SMMP's interest will be increased to 33.55%.

In October 1997, the Sierra Vista property was sold for $5,630,000. The Partnership received net cash proceeds of $2,140,598 from the sale for its 52.95% interest in this property and the purchaser assumed the Partnership's $3,044,397 debt on the property. The Partnership also incurred additional selling costs and credited security deposits and prorata rents for October 1997 to the buyer. In accordance with the SVP joint venture agreement, these proceeds were distributed to SMMP. Under the terms of the agreement, SMMP received preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,204 to the Partnership through the sale date. In 1998, the Partnership received a cash payment of $94,000, recorded as other income, related to an adjustment to the refinancing of the debt on the Sierra Vista property that took place prior to the sale of the property in 1997. Other income of $15,000 was recorded in 1999 principally as a result of refunds associated with prior year operations.

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

At December 31, 2000, the Partnership owned a 16.76% equity interest in SIP with its contribution of Sorrento I and the related debt; SMMP owned an 83.24% equity interest as a result of its $1,557,370 net cash contributions through 1999. In accordance with the SIP joint venture agreement, proceeds shall first be distributed to SMMP as a return of capital in proportion to its aggregate unreturned contributed capital and then to the Partnership in proportion to its aggregate unreturned contributed capital. Any remaining proceeds shall first be distributed pro rata in proportion to the partners' positive balances in their capital accounts and then in accordance with their percentage interest. On January 1, 2001, the Partnership and SMMP owned an 18.72% and 81.28% equity interest in SIP, respectively.

SIP had a $750,000 note payable to CGS which was modified on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points. The note was amortized over a 210-month term and payments were $6,048 per month, principal and interest, inclusive until maturity in March 2015.

In August 1999, the CGS note, with an outstanding balance of $607,693, was repaid. On the same date, SIP entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500. This loan, which is secured by the Sorrento I property, bears interest at 8.75% per annum. Monthly payments of $12,882, consisting of both principal and interest, are due until maturity in September 2009. The note balance as of December 31, 2000 was $1,625,540.

Reference is made to the audited financial statements of SIP included herein.

5. PARTNERS' EQUITY (DEFICIT)

Accrual basis profits and losses resulting from operations of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. During 1997, the General Partner was allocated losses to the extent they were in excess of the Limited Partners' capital balances since the Limited Partners cannot be allocated losses that would result in a negative capital account balance. Profits recognized in 1998 were allocated to the General Partner to offset previous losses. The losses recognized in 1999 and 2000 were allocated solely to the General Partner.

Upon any sale, refinancing or other dispositions of the Sorrento I property, allocations and distributions are made to the Limited Partners until they have received distributions from the sale or financing proceeds in an amount equal to 100% of their unreturned capital, capital contributions net of any distributions. Thereafter, distributions generally will be allocated 1% to the General Partner and 99% to the Limited Partners until the Limited Partners have received distributions from all sources equal to the sum of their respective priority distributions (an amount equal to 15% per annum cumulative on each Limited Partner's unreturned capital).

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

Sierra Pacific Development Fund III
Notes to Consolidated Financial Statements
Page five

The proceeds from the sale of the Sierra Vista property were required to be distributed to SMMP under the provisions of the joint venture agreement with SMMP and thus were not allocated in accordance with the provisions described above.

6. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Partnership occasionally becomes party to litigation. In the opinion of management, pending or threatened litigation involving the Partnership will not have a material adverse effect on its financial condition.

7. PENDING TRANSACTION

CGS is continuing the development of a plan which will combine the property owned by SIP with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. ("ASR"), would qualify as a real estate investment trust. Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange. The transaction is subject to the approval of the limited partners of the Partnerships. ASR filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission. The Registration Statement was amended on February 14, 2001.

                               Sorrento I Partners
                       (A California General Partnership)

 Balance sheets as of December 31, 2000 and 1999 and statements of operations, changes in general partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000 and Report of Independent
                               Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Sorrento I Partners

We have audited the accompanying balance sheet of Sorrento I Partners, a California general partnership, (the "Partnership") as of December 31, 2000 and the related statements of operations, changes in general partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sorrento I Partners as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sorrento I Partners

We have audited the accompanying balance sheet of Sorrento I Partners, a California general partnership, (the "Partnership") as of December 31, 1999 and the related statements of operations, changes in general partners' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sorrento I Partners as of December 31, 1999 and the results of its operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                               SORRENTO I PARTNERS
                       (A California General Partnership)

                                 BALANCE SHEETS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                       December 31, December 31,
                                                           2000         1999
                                                        ----------   ----------
ASSETS

Cash and cash equivalents                               $   38,435   $  249,534
Receivables:
   Unbilled rent (Notes 1 and 4)                            44,584       50,533
Income-producing property - net of accumulated
   depreciation of $844,251 and $741,797
   (Notes 1, 4 and 5)                                    2,138,527    2,240,981
Other assets - net of accumulated amortization of
   $126,383 and $95,882 (Notes 1, 2 and 3)                 168,911      154,108
                                                        ----------   ----------

Total Assets                                            $2,390,457   $2,695,156
                                                        ==========   ==========

LIABILITIES AND GENERAL PARTNERS' EQUITY

Accounts payable                                        $   13,258   $   13,690
Note payable (Note 5)                                    1,625,540    1,635,054
                                                        ----------   ----------

Total Liabilities                                        1,638,798    1,648,744
                                                        ----------   ----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

General Partners' equity (Notes 1 and 6)                   751,659    1,046,412
                                                        ----------   ----------

Total Liabilities and General Partners' equity          $2,390,457   $2,695,156
                                                        ==========   ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                               SORRENTO I PARTNERS
                       (A California General Partnership)

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                              2000          1999          1998
                                           ---------     ---------     ---------
Revenues:
   Rental income (Note 1)                  $ 283,685     $ 283,985     $ 282,322
                                           ---------     ---------     ---------

                 Total revenues              283,685       283,985       282,322
                                           ---------     ---------     ---------

Expenses:
   Operating expenses:
   Depreciation and amortization             132,954       130,639       127,662
   Property taxes and insurance                8,964         6,639         7,762
   Administrative fees (Note 3)               40,485        45,025        38,922
   Maintenance and repairs                         0            42           395
   Management fees (Note 3)                   19,637        16,707        17,189
   Legal and accounting                       24,146        15,809        17,650
   General and administrative                 11,926         9,947         7,413
   Bad debt expense                                0         4,770             0
   Other operating expenses                      201        29,884         5,574
                                           ---------     ---------     ---------

       Total operating expenses              238,313       259,462       222,567

   Interest                                  145,001        88,648        57,926
                                           ---------     ---------     ---------

                 Total expenses              383,314       348,110       280,493
                                           ---------     ---------     ---------

NET (LOSS) INCOME                          $ (99,629)    $ (64,125)    $   1,829
                                           =========     =========     =========

                   The accompanying notes are an integral part
                         of these financial statements.

                               SORRENTO I PARTNERS
                       (A California General Partnership)

           STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY (DEFICIT)
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                     General Partners
                                                       -------------------------------------------

                                                       Sierra Pacific     Sierra
                                                        Development      Mira Mesa
                                                          Fund III       Partners         Total
                                                       --------------   -----------    -----------
General Partners' equity (deficit) - January 1, 1998     $  (333,783)   $ 2,321,098    $ 1,987,315
Net income                                                       787          1,042          1,829
Contributions                                                      0          8,500          8,500
Distributions                                                      0       (118,000)      (118,000)
                                                         -----------    -----------    -----------

General Partners' equity (deficit) - December 31, 1998      (332,996)     2,212,640      1,879,644
Net loss                                                      (7,618)       (56,507)       (64,125)
Contributions                                                      0         65,313         65,313
Distributions                                                      0       (834,420)      (834,420)
                                                         -----------    -----------    -----------

General Partners' equity (deficit) - December 31, 1999      (340,614)     1,387,026      1,046,412
Net loss                                                     (16,698)       (82,931)       (99,629)
Contributions                                                      0         89,160         89,160
Distributions                                                      0       (284,284)      (284,284)
                                                         -----------    -----------    -----------

General Partners' equity (deficit) - December 31, 2000   $  (357,312)   $ 1,108,971    $   751,659
                                                         ===========    ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                               SORRENTO I PARTNERS
                       (A California General Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                               2000           1999           1998
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                        $   (99,629)   $   (64,125)   $     1,829
  Adjustments to reconcile net (loss) income
  to cash (used in) provided by operating activities:
    Depreciation and amortization                              132,954        130,639        127,662
    Bad debt expense                                                 0          4,770              0
    Decrease (increase) in rent receivable                       5,949         (5,188)       (10,439)
    Decrease (increase) in other receivables                         0         14,572           (271)
    Increase in other assets                                   (45,303)       (70,498)             0
    (Decrease) increase in accrued and other liabilities          (432)        (6,847)         4,413
                                                           -----------    -----------    -----------

  Net cash (used in) provided by operating activities           (6,461)         3,323        123,194
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions                                  0         (5,278)             0
                                                           -----------    -----------    -----------

  Net cash used in investing activities                              0         (5,278)             0
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions by the General Partners                       89,160         65,313          8,500
    Distributions to the General Partners                     (284,284)      (834,420)      (118,000)
    Proceeds from note payable secured by property                   0      1,637,500              0
    Principal payments on notes payable                         (9,514)      (618,669)       (15,604)
                                                           -----------    -----------    -----------

  Net cash (used in) provided by financing activities         (204,638)       249,724       (125,104)
                                                           -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                       (211,099)       247,769         (1,910)

CASH AND CASH EQUIVALENTS - Beginning of period                249,534          1,765          3,675
                                                           -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - End of period                  $    38,435    $   249,534    $     1,765
                                                           ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the period for interest                 $   145,073    $    76,328    $    57,926
                                                           ===========    ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                               SORRENTO I PARTNERS
                       (A California General Partnership)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sorrento I Partners ("SIP") was formed as a California general partnership on April 1, 1993 between Sierra Mira Mesa Partners ("SMMP") and Sierra Pacific Development Fund III ("SPDFIII") to develop and operate the real property known as Sorrento I, an industrial building, located in San Diego, California. The property contains 43,100 square feet and is located adjacent to Sierra Mira Mesa office building, which is owned and operated by Sierra Mira Mesa Partners. In 1993, SMMP contributed cash of $383,836 ($2,326,477, net through December 31,
1997) for a 55.03% interest in SIP and SPDFIII contributed the property and all associated encumbrances for a 44.97% interest. During 1998, 1999 and 2000, SMMP contributed an additional $8,500, $65,313 and $89,160 and received distributions amounting to $118,000, $834,420 and $284,284 respectively. The partnership agreement calls for a recalculation of the percentage ownership interest each year on January 1 to account for the Partner's aggregate capital contributions and distributions since inception through the preceding December 31. Accordingly, as of January 1, 1998, 1999, and 2000, SPDFIII's interest in SIP was changed to 11.41%, 11.88% and 16.76%, respectively, and SMMP's interest was changed to 88.59%, 88.12% and 83.24%, respectively. On January 1, 2001, SPDFIII's interest will be increased to 18.72% and SMMP's interest will be reduced to 81.28% to reflect the 2000 contributions and distributions.

S-P Properties, Inc. is the General Partner of SPDFIII and of SMMP's general partners, Sierra Pacific Development Fund II and Sierra Pacific Pension Investors '84.

Basis of Financial Statements

SIP maintains its books and prepares its financial statements in accordance with accounting principles generally accepted in the United States. However, SIP prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income
(loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Fair Value of Financial Instruments

The financial instruments of SIP at December 31, 2000 and 1999 consist of cash and cash equivalents, receivables, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the note payable approximates the carrying value based on market rates at December 31, 2000.

Sorrento I Partners
Notes to Financial Statements
Page two

Income-Producing Properties

Property is carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from three to thirty years. Tenant improvements are carried at cost and depreciated on the straight-line method over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

SIP regularly evaluates long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement") whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, SIP shall recognize an impairment loss in accordance with the Statement. No such impairments have been recognized by the Partnership for the year ended December 31, 2000.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 2000. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. SIP may provide write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership has evaluated SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. The Partnership believes the adoption of SFAS No. 133 will not have a material effect on its financial statements.

Sorrento I Partners
Notes to Financial Statements
Page three

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. SIP adopted the accounting provisions of SAB 101 in 2000. The implementation of SAB 101 did not have a significant effect on SIP's financial condition or results of operations.

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 2000 and 1999 is as follows:

                                                             2000         1999
                                                           --------     --------
Other assets:
  Deferred loan costs, net of accumulated
    amortization of $6,822 and $2,007                      $ 41,735     $ 46,550
  Deferred leasing costs, net of accumulated
    amortization of $119,561 and $93,876                     59,931       85,616
  Prepaid expenses                                            3,553          560
  Tax impounds                                                4,886        2,675
  Tenant Improvements reserve                                58,806       18,707
                                                           --------     --------
                                                           $168,911     $154,108
                                                           ========     ========

3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

Affiliates of the General Partner receive a monthly management fee totaling 6% of the gross rental income (as defined in the partnership agreement) collected from the property or $600, whichever is greater. Management fees paid to the affiliates for the years ended December 31, 2000, 1999, and 1998 were $19,637, $16,707, and $17,189, respectively.

SIP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SIP such as accounting, data processing and similar services. The affiliate was reimbursed $40,485, $45,025, and $38,922, for such services for the years ended December 31, 2000, 1999 and 1998, respectively.

During 1996, SIP made a non-interest bearing advance to an affiliate in the amount of $4,770. This advance was deemed uncollectible and subsequently written off to bad debt expense in 1999.

See Note 5 for note payable transactions with related parties.

Sorrento I Partners
Notes to Financial Statements
Page four

4. INCOME-PRODUCING PROPERTIES

At December 31, 2000 and 1999 the total cost and accumulated depreciation of the property were as follows:

                                                    2000                1999
                                                -----------         -----------

Land                                            $ 1,305,518         $ 1,305,518
Building and improvements                         1,677,260           1,677,260
                                                -----------         -----------

             Total                                2,982,778           2,982,778

Accumulated depreciation                           (844,251)           (741,797)
                                                -----------         -----------

             Net                                $ 2,138,527         $ 2,240,981
                                                ===========         ===========

Future minimum base rental income to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

 Year Ending                         Straight-line               Cash
December 31,                             Basis                  Basis
------------                         -------------          -------------

    2001                                $283,635              $295,152
    2002                                 283,635               306,960
    2003                                  94,546               104,288
                                        --------              --------

    Total                               $661,816              $706,400
                                        ========              ========

SIP relied on one tenant for 100% of rental income for 2000, 1999 and 1998, respectively. The lease agreement requires the tenant to pay expenses such as utilities, insurance and property taxes related to the property. The principal business of the tenant is research and development in the communications sector.

5. NOTE PAYABLE

SIP had a $750,000 note payable to CGS which was modified on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points. The note was amortized over a 210-month term and called for monthly principal and interest payments of $6,048 until maturity in March 2015.

In August 1999, the CGS note with an outstanding balance of $607,693 was repaid. On the same date, SIP entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500. Capitalized loan costs paid to Finova Realty Capital, Inc. were $48,557. This loan, which is secured by the Sorrento I property, bears interest at 8.75% per annum. Principal and interest payments of $12,882 are due and payable monthly until the loan matures in September 2009. In connection with the repayment of the CGS note, SIP paid $29,528 to CGS related to late fees which were included in other operating expenses in the statement of operations for 1999. The note balance as of December 31, 2000 was $ 1,625,540.

Sorrento I Partners
Notes to Financial Statements
Page five

Annual maturities on the Finova loan as of December 31, 2000 are: $12,860 in 2001; $14,031 in 2002; $15,309 in 2003; $16,704 in 2004; $18,225 in 2005; and
$1,548,411 thereafter.

6. GENERAL PARTNERS' EQUITY (DEFICIT)

In accordance with the partnership agreement, accrual basis losses resulting from operations of the partnership are first allocated to the General Partners in proportion to the relative amounts of net cumulative partnership profits until such allocated losses equal the previously allocated net cumulative partnership profits. Then, losses are allocated in proportion to the Partners' percentage interests as computed January 1 of the year in which the loss occurred.

Likewise, accrual basis profits resulting from operations of the partnership are first allocated to the General Partners in proportion to the relative amounts of net cumulative partnership losses until such allocation of profits equals the previously allocated net cumulative partnership losses. Then, profits are allocated in proportion to the distributions made to the Partners during the year.

Distributions made to the Partners during the year are made from distributable funds, those funds at the end of each calendar quarter in excess of the working capital requirements as determined by the Partners. Distributions are made to the partners as follows: a) first, to SMMP until it has received an aggregate amount equal to the sum of its capital contributions to the Partnership; b) second to Fund III until it has received an aggregate amount equal to the sum of its capital contributions; and c) third, to the Partners in accordance with their respective percentage interests for the year in which the distribution is made.

Upon dissolution of the partnership, any proceeds should be distributed first to SMMP as a return of capital in proportion to its aggregate unreturned capital contributed and then to Sierra Pacific Development Fund III in proportion to its aggregate unreturned capital contributed. Any remaining proceeds shall be first distributed pro rata in proportion to the Partners' positive balances in their capital accounts and then in accordance with their percentage interest in the year of dissolution.

7. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Partnership occasionally becomes party to litigation. In the opinion of management, pending or threatened litigation involving the Partnership will not have a material adverse effect on its financial condition.

                    EXECUTIVE OFFICERS OF THE GENERAL PARTNER

The Executive Officers of S-P Properties, Inc., the General Partner are as follows:

Name                                  Position
----                                  --------

Thomas N. Thurber                     President and Director

Gregory J. Nooney, Jr.                Vice President

Patricia A. Nooney                    Vice President

William J. Carden                     Assistant Secretary/Treasurer and Director

The 10-K Report sent to the Securities and Exchange Commission contains additional information on the partnership's operations and is available to Limited Partners upon request.