Form 10-Q
period 2001-03-31
SIERRA PACIFIC DEVELOPMENT FUND III
filed 2001-05-15
CIK 747680

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                               March 31, 2001
                               -------------------------------------------------
Commission file number                            0-14276
                               -------------------------------------------------


                       SIERRA PACIFIC DEVELOPMENT FUND III
                             (A LIMITED PARTNERSHIP)


     State of California                              33-0043953
----------------------------------        --------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)


    5850 San Felipe, Suite 450
         Houston, Texas                                 77057
----------------------------------------  --------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number,
including area code:                              (713) 706-6271
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

                                                                         Page
                                                                         number
                                                                       --------
Consolidated Balance Sheets - March 31, 2001 and December 31, 2000         4

Consolidated Statements of Operations - For the Three Months Ended
March 31, 2001 and 2000                                                    5

Consolidated Statements of Changes in Partners' Equity - For the Year
Ended December 31, 2000 and for the Three Months Ended March 31, 2001      6

Consolidated Statements of Cash Flows - For the Three Months Ended
March 31, 2001 and 2000                                                    7

Notes to Consolidated Financial Statements                                 8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(a)     OVERVIEW

The following discussion should be read in conjunction with Sierra Pacific Development Fund III's (the Partnership) Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 66.45% interest in the Sierra Vista Partnership, which operated the Sierra Vista property (the Property). The Property was sold in October 1997. The Partnership's remaining real estate investment is an 18.72% minority interest in Sorrento I Partners (SIP), which operates the Sierra Sorrento I property. The Partnership records its interest in SIP as an investment in unconsolidated joint venture and accounts for such investment on the equity method.

(b)     RESULTS OF OPERATIONS

No rental income has been generated since the sale of the Property in 1997.

Operating expenses for the quarter ended March 31, 2001 increased by approximately $8,000, or 59%, in comparison to the corresponding period in the prior year, principally due to an increase in accounting and auditing costs. Such costs accounted for the majority of all operating expenses for the three months ended March 31, 2001 and 2000.

The Partnership's share of loss from its investment in SIP increased by approximately $2,000, or 38%, when compared to the same period in the prior year. This increase in loss was primarily due to higher accounting and auditing costs incurred by SIP.

(c)     LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary capital requirements are for the continued development and operation of the Sierra Sorrento I property. It is anticipated that these requirements will be funded from the operations of Sierra Sorrento I and the Partnership's joint venture partner, Sierra Mira Mesa Partners (SMMP). As required, SMMP either advances or contributes cash to meet these requirements. SMMP has adequate resources to make the necessary advances during the foreseeable future. During the three months ended March 31, 2001, the Partnership received net contributions of approximately $9,000 from SMMP. These proceeds were used to pay operating expenses incurred during the period.

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

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2001.

               SIERRA PACIFIC DEVELOPMENT FUND III AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

--------------------------------------------------------------------------------

                                                    March 31, 2001    December 31, 2000
                                                     (Unaudited)
                                                    --------------    -----------------
ASSETS

Cash and cash equivalents                             $   1,420           $   1,100
                                                      ---------           ---------

Total Assets                                          $   1,420           $   1,100
                                                      =========           =========


LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities                         $  13,085           $       0
Investment in unconsolidated
  joint venture                                         366,250             357,312
                                                      ---------           ---------

Total Liabilities                                       379,335             357,312
                                                      ---------           ---------

Minority interest in consolidated
  joint venture                                          15,709              14,011
                                                      ---------           ---------

Partners' deficit:
  General Partner                                      (393,624)           (370,223)
  Limited Partners:
    60,000 units authorized,
    36,521 issued and outstanding                             0                   0
                                                      ---------           ---------

Total Partners' deficit                                (393,624)           (370,223)
                                                      ---------           ---------

Total Liabilities and Partners' deficit               $   1,420           $   1,100
                                                      =========           =========

                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC DEVELOPMENT FUND III AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

--------------------------------------------------------------------------------

                                                      2001            2000
                                                   (Unaudited)     (Unaudited)
                                                   -----------     -----------
REVENUES:
       Total revenues                               $      0        $      0
                                                    --------        --------

EXPENSES:
  Operating expenses                                  21,765          13,665
                                                    --------        --------

       Total costs and expenses                       21,765          13,665
                                                    --------        --------

LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE LOSS                 (21,765)        (13,665)
                                                    --------        --------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSS                                 (8,938)         (6,489)
                                                    --------        --------

LOSS BEFORE MINORITY INTEREST'S SHARE
   OF CONSOLIDATED JOINT VENTURE LOSS                (30,703)        (20,154)
                                                    --------        --------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS                      7,302           4,559
                                                    --------        --------

NET LOSS                                            $(23,401)       $(15,595)
                                                    ========        ========

Net loss per limited partnership unit               $      0        $      0
                                                    ========        ========

                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC DEVELOPMENT FUND III AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

--------------------------------------------------------------------------------

                                                                  Limited Partners                                   Total
                                                             --------------------------          General           Partners'
                                                               Per Unit        Total             Partner            Equity
                                                             -----------    -----------        -----------        -----------
Proceeds from sale of
  partnership units                                          $    250.00    $ 9,222,500                           $ 9,222,500
Underwriting commissions
  and other organization expenses                                 (37.00)    (1,364,985)                           (1,364,985)
Repurchase of 369 partnership units                                (0.18)       (85,005)                              (85,005)
Cumulative net loss
  (to December 31, 1999)                                         (201.63)    (7,363,663)       $  (322,886)        (7,686,549)
Cumulative distributions
  (to December 31, 1999)                                          (11.19)      (408,847)           (21,522)          (430,369)
                                                             -----------    -----------        -----------        -----------

Partners' deficit - January 1, 2000                                    0              0           (344,408)          (344,408)
Net loss                                                               0              0            (25,815)           (25,815)
                                                             -----------    -----------        -----------        -----------

Partners' deficit - December 31, 2000 (audited)                        0              0           (370,223)          (370,223)
Net loss                                                               0              0            (23,401)           (23,401)
                                                             -----------    -----------        -----------        -----------

Partners' deficit - March 31, 2001 (unaudited)               $         0    $         0        $  (393,624)       $  (393,624)
                                                             ===========    ===========        ===========        ===========


                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC DEVELOPMENT FUND III AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

--------------------------------------------------------------------------------

                                                          2001         2000
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(23,401)     $(15,595)
  Adjustments to reconcile net loss
  to cash used in operating activities:
    Partnership's share of unconsolidated
      joint venture loss                                  8,938         6,489
    Minority interest's share of consolidated
      joint venture loss                                 (7,302)       (4,559)
    Increase in accrued and other liabilities            13,085         4,251
                                                       --------      --------

    Net cash used in operating activities                (8,680)       (9,414)
                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions from minority partner                   9,000        20,000
    Distributions to minority partner                         0        (1,943)
                                                       --------      --------

    Net cash provided by financing activities             9,000        18,057
                                                       --------      --------

NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                             320         8,643

CASH AND CASH EQUIVALENTS
   Beginning of period                                    1,100         3,722
                                                       --------      --------

CASH AND CASH EQUIVALENTS
   End of period                                       $  1,420      $ 12,365
                                                       ========      ========


                             SEE ACCOMPANYING NOTES

               SIERRA PACIFIC DEVELOPMENT FUND III AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    ------------------------------------------------------------------------

1.       ORGANIZATION

In April 1993, Sierra Pacific Development Fund III (the Partnership) created a general partnership (Sorrento I Partners (SIP)) with Sierra Mira Mesa Partners
(SMMP) to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Sorrento I property. In February 1994, the Partnership formed a joint venture with SMMP known as Sierra Vista Partners
(SVP) to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Vista property.

The Partnership Agreements of SIP and SVP (the Agreements) were amended effective January 1, 1995 to consider both contributions and distributions when calculating each partner's percentage interest at January 1 of each year as called for by the Agreements. Accordingly, on January 1, 2001, the Partnership's interest in SIP was increased from 16.76% to 18.72% and the Partnership's interest in SVP was decreased from 66.64% to 66.45% to reflect 2000 contributions and distributions.

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

The Partnership's remaining real estate investment is a 18.72% minority interest in SIP. Because the Partnership owns less than 50% of this entity, it records its interest in SIP as an investment in an unconsolidated joint venture using the equity method of accounting.

Certain factors raise substantial doubt about the Partnership's ability to continue as a going concern. As shown in the financial statements, the Partnership has no operating assets and its only remaining real estate investment is its minority interest in SIP. The other partner in SIP, SMMP, will receive preferential distributions from SIP until its contributed capital is returned. The Partnership does not anticipate receiving any cash distributions from SIP in the near future. Management believes the Partnership will be able to obtain any cash needed to fund future overhead expenditures from related parties until such time as the Partnership engages in new activities or a decision is made to liquidate the Partnership. The financial statements do not include any adjustments

Sierra Pacific Development Fund III and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Page two


relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

2.       BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and SVP, a majority-owned joint venture as of March 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments necessary for a fair presentation of its financial position at March 31, 2001 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 2000.

3.       INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

SIP was formed on April 1, 1993 between the Partnership and SMMP, an affiliate, to develop and operate the Sierra Sorrento I property, an industrial building located in San Diego, California. At March 31, 2001, the Partnership has an 18.72% equity interest in SIP. This investment is accounted for using the equity method.

Summarized income statement information for SIP for the three months ended March 31, 2001 and 2000 is as follows:

                                                    March 31
                                           --------------------------
                                              2001            2000
                                           -----------     ----------
          Rental income                      $70,909         $70,909
          Total revenue                       70,909          70,909
          Operating expenses                  49,892          40,255
          Net loss                            47,743          38,718


Sierra Pacific Development Fund III and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Page three


4.       PARTNERS' EQUITY (DEFICIT)

Equity and net loss per limited partnership unit is determined by dividing the limited partner's share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 36,521.

5.       PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the corporate general partner of the Partnership, is continuing the development of a plan which will combine the property owned by SIP with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. (ASR), would qualify in the future as a real estate investment trust. Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange.

The Partnership's participation in this plan will require the consent of its limited partners. ASR filed a registration statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission (SEC). The registration statement was amended February 14, 2001 and April 24, 2001. The plan and the benefits and risks thereof will be described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it is declared effective by the SEC. Following effectiveness, solicitation materials will be provided to limited partners in connection with the solicitation of the consent of the limited partners. There can be no assurances that the plan described above will be consummated.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

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

Sierra Pacific Development Fund III and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Page four


7.       SUBSEQUENT EVENT

On April 16, 2001, the combined financial statements of the parent of the general partner and other affiliates were issued. The independent public accountant's report on such statements contained an explanatory paragraph relating to the ability of the combined entity to continue as a going concern. The combined entities have experienced losses in the periods presented and have a net capital deficiency. Certain entities in the combined financial statements have not made debt payments when due and various lenders have placed $10,520,000 of debt in default. Certain entities also need to pay or refinance a significant amount of debt coming due in the next twelve months. These factors raise substantial doubt about the ability of the combined entities, including the general partner, to continue as a going concern.

Management of the combined entities has plans related to these matters, which include obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debt through the completion of the transaction discussed in Note 5. In addition, if necessary, management believes it could sell properties to generate cash to pay debt. The Partnership does not believe that the affect of the ultimate outcome of the circumstances surrounding the combined entities will have a material adverse effect on its results of operations or financial position.

                           PART II - OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                                        SIERRA PACIFIC DEVELOPMENT FUND III
                                        a Limited Partnership
                                        S-P PROPERTIES, INC.
                                        General Partner


Date:  MAY 14, 2001                     /s/ THOMAS N. THURBER
       ------------                     ----------------------------------------
                                        Thomas N. Thurber
                                        President and Director



Date:  MAY 14, 2001                     /s/ G. ANTHONY EPPOLITO
       ------------                     ----------------------------------------
                                        G. Anthony Eppolito
                                        Chief Accountant