Form 10-Q
period 2001-06-30
SIERRA PACIFIC DEVELOPMENT FUND III
filed 2001-08-14
CIK 747680

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter ended	June 30, 2001

Commission file number	0-14276

SIERRA PACIFIC DEVELOPMENT FUND III
(A Limited Partnership)

State of California	33-0043953

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5850 San Felipe, Suite 450 Houston, Texas	77057

(Address of principal executive offices)	(Zip Code)

(713) 706-6271

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ . No☐.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(a)	OVERVIEW

The following discussion should be read in conjunction with Sierra Pacific Development Fund III’s (the Partnership) Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 66.45% interest in the Sierra Vista Partnership, which operated the Sierra Vista property (the Property). The Property was sold in October 1997.  The Partnership’s remaining real estate investment is an 18.72% minority interest in Sorrento I Partners (SIP), which operates the Sierra Sorrento I property.  The Partnership records its interest in SIP as an investment in unconsolidated joint venture and accounts for such investment on the equity method.

(b)	RESULTS OF OPERATIONS

No rental income has been generated since the sale of the Property in 1997.

Operating expenses for the six months ended June 30, 2001 increased by approximately $8,000, or 58%, in comparison to the corresponding period in the prior year, primarily due to an increase in accounting and auditing costs.  Such costs accounted for the majority of all operating expenses for the six months ended June 30, 2001 and 2000.  No operating expenses were incurred during the quarter ended June 30, 2001.

The Partnership’s share of loss from its investment in SIP for the six months and three months ended June 30, 2001 increased by approximately $6,000 and $4,000, respectively, when compared to the same periods in 2000.  This increase in loss was primarily due to higher insurance and accounting and auditing costs incurred by SIP.

(c)	LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary capital requirements are for the continued development and operation of the Sierra Sorrento I property.  It is anticipated that these requirements will be funded from the operations of Sierra Sorrento I and the Partnership’s joint venture partner, Sierra Mira Mesa Partners (SMMP).  As required, SMMP either advances or contributes cash to meet these requirements.  SMMP has adequate resources to make the necessary advances during the foreseeable future.  During the six months ended June 30, 2001, the Partnership received contributions of $24,000 from SMMP.  These proceeds were used to pay operating expenses incurred during the period.

Certain factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As shown in the financial statements, the Partnership has no operating assets and its only remaining real estate investment is its minority interest in SIP.  The other partner in SIP, SMMP, will receive preferential distributions from SIP until its contributed capital is returned.  The Partnership does not anticipate receiving any cash distributions from SIP in the near future.  Management believes the Partnership will be able to obtain any cash needed to fund future overhead expenditures from related parties until such time as the Partnership engages in new activities or a decision is made to liquidate the Partnership.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2001.

SIERRA PACIFIC DEVELOPMENT FUND III
(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000

	June 30, 2001	December 31, 2000
	(Unaudited)

ASSETS

Cash and cash equivalents	$3,335	$1,100

Total Assets	$3,335	$1,100

LIABILITIES AND PARTNERS' EQUITY

Investment in unconsolidated joint venture	$370,975	$357,312

Total Liabilities	370,975	357,312

Minority interest in consolidated joint venture	30,709	14,011

Partners' equity (deficit):
General Partner	(398,349)	(370,223)
Limited Partners:
60,000 units authorized, 36,521 issued and outstanding	0	0

Total Partners' equity (deficit)	(398,349)	(370,223)

Total Liabilities and Partners' equity	$3,335	$1,100

See Accompanying Notes

SIERRA PACIFIC DEVELOPMENT FUND III
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2001 and 2000
and for the Three Months Ended June 30, 2001 and 2000

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES:
Total revenues	$0	$0	$0	$0

EXPENSES:
Operating expenses	21,765	13,735	0	70

Total costs and expenses	21,765	13,735	0	70

LOSS BEFORE PARTNERSHIP'S SHARE OF UNCONSOLIDATED JOINT VENTURE LOSS
	(21,765)	(13,735)	0	(70)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED JOINT VENTURE LOSS
	(13,663)	(7,341)	(4,725)	(852)

LOSS BEFORE MINORITY INTEREST'S SHARE OF CONSOLIDATED JOINT VENTURE LOSS
	(35,428)	(21,076)	(4,725)	(922)

MINORITY INTEREST'S SHARE OF CONSOLIDATED JOINT VENTURE LOSS
	7,302	4,582	0	23

NET LOSS	$(28,126)	$(16,494)	$(4,725)	$(899)

Net loss per limited partnership unit	$0	$0	$0	$0

See Accompanying Notes

SIERRA PACIFIC DEVELOPMENT FUND III
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2000 and
for the Six Months Ended June 30, 2001

	Limited Partners		General Partner	Total Partners' Equity

	Per Unit	Total

Proceeds from sale of partnership units
	$250.00	$9,222,500		$9,222,500
Underwriting commissions and other organization expenses
	(37.00)	(1,364,985)		(1,364,985)
Repurchase of 369 partnership units	(0.18)	(85,005)		(85,005)
Cumulative net loss (to December 31, 1999)
	(201.63)	(7,363,663)	$(322,886)	(7,686,549)
Cumulative distributions (to December 31, 1999)
	(11.19)	(408,847)	(21,522)	(430,369)

Partners' equity (deficit) - January 1, 2000	0	0	(344,408)	(344,408)
Net loss	0	0	(25,815)	(25,815)

Partners' equity (deficit) - December 31, 2000 (audited)	0	0	(370,223)	(370,223)
Net loss (unaudited)	0	0	(28,126)	(28,126)

Partners' equity (deficit) - June 30, 2001 (unaudited)	$0	$0	$(398,349)	$(398,349)

See Accompanying Notes

SIERRA PACIFIC DEVELOPMENT FUND III
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000

	2001	2000
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,126)	$(16,494)
Adjustments to reconcile net loss to cash used in operating activities:
Partnership's share of unconsolidated joint venture loss	13,663	7,341
Minority interest's share of consolidated joint venture loss	(7,302)	(4,582)

Net cash used in operating activities	(21,765)	(13,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from minority partner	24,000	20,000
Distributions to minority partner	0	(8,943)

Net cash provided by financing activities	24,000	11,057

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,235	(2,678)

CASH AND CASH EQUIVALENTS
Beginning of period	1,100	3,722

CASH AND CASH EQUIVALENTS
End of period	$3,335	$1,044

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

The Partnership Agreements of SIP and SVP (the Agreements) were amended effective January 1, 1995 to consider both contributions and distributions when calculating each partner’s percentage interest at January 1 of each year as called for by the Agreements.  Accordingly, on January 1, 2001, the Partnership’s interest in SIP was increased from 16.76% to 18.72% and the Partnership’s interest in SVP was decreased from 66.64% to 66.45% to reflect 2000 contributions and distributions.

In October 1997, the Sierra Vista property was sold for $5,630,000.  The Partnership received cash proceeds of $2,141,000 from the sale, and the purchaser assumed the Partnership’s debt on the property.  In accordance with the joint-venture agreement, these proceeds were distributed to SMMP.  Under the terms of the agreement, SMMP receives preferential cash distributions of available Distributable Funds (as defined) from the sale of the property to the extent of its capital contributions.  SMMP had made net contributions of $3,335,000 to the Partnership through the sale date.

The Partnership’s remaining real estate investment is a 18.72% minority interest in SIP.  Because the Partnership owns less than 50% of this entity, it records its interest in SIP as an investment in an unconsolidated joint venture using the equity method of accounting.

Certain factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As shown in the financial statements, the Partnership has no operating assets and its only remaining real estate investment is its minority interest in SIP.  The other partner in SIP, SMMP, will receive preferential distributions from SIP until its contributed capital is returned.  The Partnership does not anticipate receiving any cash distributions from SIP in the near future.  Management believes the Partnership will be able to obtain any cash needed to fund future overhead expenditures from related parties until such time as the Partnership engages in new activities or a decision is made to liquidate the  Partnership.   The  financial  statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

2.          BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and SVP, a majority-owned joint venture as of June 30, 2001.  All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership’s management, these unaudited financial statements reflect all adjustments necessary for a fair presentation of its financial position at June 30, 2001 and results of operations and cash flows for the periods presented.  All adjustments included in these statements are of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 2000.

3.          INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

SIP was formed on April 1, 1993 between the Partnership and SMMP, an affiliate, to develop and operate the Sierra Sorrento I property, an industrial building located in San Diego, California.  At June 30, 2001, the Partnership has an 18.72% equity interest in SIP.  This investment is accounted for using the equity method.

Summarized income statement information for SIP for the six months ended June 30, 2001 and 2000 is as follows:

	June 30

	2001	2000

Rental income	$141,818	$155,262
Total revenue	141,818	155,262
Operating expenses	79,952	60,477
Net loss	72,984	43,804

4.          RELATED PARTY TRANSACTIONS

On April 16, 2001, the combined financial statements of the parent of the general partner and other affiliates, including the general partner, (the Company) were issued.  The independent public accountants report on such statements contained an explanatory paragraph relating to the ability of the Company to continue as a going concern.  The Company experienced losses in the periods presented and has a net capital deficiency.  Certain entities in the combined financial statements have not made debt payments when due and various lenders placed $10,520,000 of debt in default.  Certain entities also needed to pay or refinance a significant amount of debt coming due in the next twelve months.  These factors raise substantial doubt about the ability of the combined entities to continue as a going concern.

Management of the Company has plans related to these matters, which include, in addition to those items discussed above, obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debts through the completion of the transaction discussed in Note 6.  In addition, if necessary, management believes it could sell properties to generate cash to pay debt.  The Partnership does not believe that the effect of the ultimate outcome of the circumstances surrounding the Company will have a material adverse effect on its results of operations or financial position.

5.          PARTNERS’ EQUITY (DEFICIT)

Equity and net loss per limited partnership unit is determined by dividing the limited partner’s share of the Partnership’s equity and net loss by the number of limited partnership units outstanding, 36,521.

6.          PENDING TRANSACTION

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

The Partnership’s participation in this plan will require the consent of its limited partners.  ASR filed a registration statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission (SEC).  The registration statement was amended February 14, 2001, April 24, 2001, June 26, 2001, and August 7, 2001 and was declared effective by the SEC on August 8, 2001.  The plan and the benefits and risks thereof were described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it was declared effective by the SEC.  Solicitation materials will be provided to limited partners in connection with the solicitation of the consent of the limited partners.  There can be no assurances that the plan described above will be consummated.

7.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000.  The Partnership has evaluated SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures.  The Partnership believes the adoption of SFAS No. 133 will not have a material effect on its financial statements.

PART II  -  OTHER INFORMATION

ITEM  6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

             None

(b)        Reports on Form 8-K

             None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA PACIFIC DEVELOPMENT FUND III a Limited Partnership S-P PROPERTIES, INC. General Partner
Date:	August 13, 2001	/s/ Thomas N. Thurber

Thomas N. Thurber President and Director

Date:	August 13, 2001	/s/ G. Anthony Eppolito

G. Anthony Eppolito Chief Accountant